Form 10-Q
period 2024-06-30
EWSB Bancorp, Inc. /MD/
filed 2024-08-08
CIK 2013792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 333-277828

EWSB BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	Applied For
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

109 West Second Street, Kaukauna, Wisconsin 54130

(Address of Principal Executive Offices) (Zip Code)

(920) 766-4646

(Registrant’s Telephone Number, Including Area Code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

No shares of the Registrant’s common stock, par value $0.01 per share, where issued and outstanding as of August 7, 2024.

i

EXPLANATORY NOTE

EWSB Bancorp, Inc. (the “Company,” “we” or “our”) is the proposed stock holding company for East Wisconsin Savings Bank (the “Bank”). The Company will become the holding company for the Bank upon the completion of the conversion of Wisconsin Mutual Bancorp, MHC (the “MHC”) from the mutual holding company to the stock holding company form of organization. As of June 30, 2024, the conversion transaction had not been completed, and the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q relate solely to the MHC, the Bank’s current mutual holding company, and its subsidiaries.

The unaudited consolidated financial statements and other financial information contained in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes of the MHC as of and for the years ended December 31, 2023 and 2022 contained in the Company’s definitive prospectus dated June 28, 2024 (the “Prospectus”), as filed with the Securities and Exchange Commission on July 8, 2024 pursuant to Rule 424(b)(3) promulgated under the Securities Act of 1933, as amended.

ii

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2024

Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$1,515,507	$1,608,709
Time deposits with other financial institutions	4,498,220	4,497,669
Debt securities available for sale (amortized cost of $27,310,712 and $27,880,997 as of June 30, 2024 and December 31, 2023, respectively)	23,122,598	23,947,775
Debt securities held to maturity (fair value of $38,230,797 and $39,804,828 as of June 30, 2024 and December 31, 2023, respectively)	39,158,681	40,050,858
Loans, net of allowance of $1,168,398 and $1,056,796 as of June 30, 2024 and December 31, 2023, respectively	179,765,498	174,315,171
Land held for sale	435,328	435,328
Office properties and equipment, net	2,873,426	2,910,169
Federal Home Loan Bank stock	1,223,868	1,084,273
Cash value of life insurance	7,576,091	7,462,397
Net deferred tax assets	4,778,472	4,857,846
Accrued interest receivable and other assets	2,569,950	1,396,766

TOTAL ASSETS	$267,517,639	$262,566,961

Liabilities and Equity
Deposits:
Non-interest bearing	$8,692,014	$10,250,495
Interest bearing	214,204,759	220,217,134
Total deposits	222,896,773	230,467,629
Borrowed funds	31,078,000	19,030,000
Advance payments by borrowers for taxes and insurance	1,207,420	280,026
Accrued interest payable and other liabilities	1,419,167	1,252,482

Total liabilities	256,601,360	251,030,137

Equity:
Retained earnings	18,358,617	19,198,973
Accumulated other comprehensive income (loss)	(7,442,338)	(7,662,149)

Total equity	10,916,279	11,536,824

TOTAL LIABILITIES AND EQUITY	$267,517,639	$262,566,961

See accompanying notes to unaudited consolidated financial statements.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest income:
Loans, including fees	$2,085,146	$1,900,204	$4,067,005	$3,704,173
Securities:
Taxable	264,503	287,344	532,494	652,473
Tax-exempt	9,397	9,401	18,800	18,810
Other	42,714	28,978	85,224	53,903

Total interest income	2,401,760	2,225,927	4,703,523	4,429,359

Interest expense:
Deposits	1,276,594	834,059	2,491,705	1,517,945
Borrowed funds	309,030	179,837	571,621	307,080

Total interest expense	1,585,624	1,013,896	3,063,326	1,825,025

Net interest income	816,136	1,212,031	1,640,197	2,604,334
Provision for credit losses	120,490	108,977	120,490	226,439

Net interest income after provision for credit losses	695,646	1,103,054	1,519,707	2,377,895
Noninterest income:
Service charges on deposit accounts	29,972	17,749	40,352	31,155
Interchange income	62,205	63,429	119,344	123,191
Mortgage banking income	114,586	102,737	229,152	162,082
Increase in cash value of life insurance	59,493	53,277	113,694	103,344
Gain on interest rate swap	87,155	—	173,445	—
Gain on sale of repossessed assets	—	9,368	—	71,012
Other	72,921	75,549	219,104	102,408

Total noninterest income	426,332	322,109	895,091	593,192

See accompanying notes to unaudited consolidated financial statements.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Consolidated Statements of Operations (unaudited) Continued

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Noninterest expense:
Salaries and related benefits	1,016,941	986,504	2,048,383	2,025,783
Occupancy expense, net	160,550	194,088	333,659	393,552
Data processing	293,253	238,185	564,663	482,855
Advertising	42,664	43,043	84,353	88,888
FDIC insurance premiums	72,476	83,103	151,483	155,006
Other	197,954	184,180	434,091	393,020

Total noninterest expense	1,783,838	1,729,103	3,616,632	3,539,104

Income (loss) before provision for (benefit from) income taxes	(661,860)	(303,940)	(1,201,834)	(568,017)
Provision for (benefit from) income taxes	(198,999)	(88,821)	(361,478)	(158,928)

Net income (loss)	$(462,861)	$(215,119)	$(840,356)	$(409,089)

See accompanying notes to unaudited consolidated financial statements.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income (loss)	$(462,861)	$(215,119)	$(840,356)	$(409,089)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	(68,104)	(435,769)	(254,890)	410,207
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income from the securities transferred from available for sale to held to maturity	275,555	273,315	554,075	592,008

Other comprehensive income (loss), before tax	207,451	(162,454)	299,185	1,002,215
Tax effect of other comprehensive income (loss) items	(55,038)	31,190	(79,374)	(278,763)

Other comprehensive income (loss), net of tax	152,413	(131,264)	219,811	723,452

Comprehensive income (loss)	$(310,448)	$(346,383)	$(620,545)	$314,363

See accompanying notes to unaudited consolidated financial statements.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Consolidated Statements of Changes in Equity (unaudited)

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income (Loss)	Total Equity

	Three and six months ended June 30, 2023
Balance at January 1, 2023	$20,134,213	$(9,214,772)	$10,919,441
Net income (loss)	(193,970)	—	(193,970)
Other comprehensive income (loss)	—	854,716	854,716

Balance at March 31, 2023	$19,940,243	$(8,360,056)	$11,580,187

Net income (loss)	(215,119)	—	(215,119)
Other comprehensive income (loss)	—	(131,264)	(131,264)

Balance at June 30, 2023	$19,725,124	$(8,491,320)	$11,233,804

	Three and six months ended June 30, 2024
Balance at January 1, 2024	$19,198,973	$(7,662,149)	$11,536,824
Net income (loss)	(377,495)	—	(377,495)
Other comprehensive income (loss)	—	67,398	67,398

Balance at March 31, 2024	$18,821,478	$(7,594,751)	$11,226,727

Net income (loss)	(462,861)	—	(462,861)
Other comprehensive income (loss)	—	152,413	152,413

Balance at June 30, 2024	$18,358,617	$(7,442,338)	$10,916,279

See accompanying notes to unaudited consolidated financial statements.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:	$(1,838,703)	$(619,225)

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	599,665	10,386,364
Proceeds from maturities and paydowns of securities held to maturity	1,500,000	—
Purchase of FHLB stock	(139,595)	—
Net decrease/(increase) in loans	(5,570,817)	(6,479,309)
Purchase of office properties and equipment	(48,290)	(179,408)
Proceeds from sale of land held for sale	—	180,062

Net cash flows provided by (used in) investing activities	(3,659,037)	3,907,709

Cash flows from financing activities:
Net change in deposits	$(7,570,856)	$(15,738,217)
Proceeds from notes payable	—	400,000
Net increase/(decrease) from FHLB advances activity	(4,952,000)	10,355,000
Proceeds from Federal Reserve Bank Term Funding Program borrowing	17,000,000	—
Net change in advance payments by borrowers for taxes and insurance	927,394	147,219

Net cash flows provided by (used in) financing activities	5,404,538	(4,835,998)

Net change in cash and cash equivalents	(93,202)	(1,547,514)
Cash and cash equivalents at beginning of period	1,608,709	3,142,403

Cash and cash equivalents at end of period	$1,515,507	$1,594,889

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,577,283	$1,645,101

See accompanying notes to unaudited consolidated financial statements.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Organization

On August 3, 2017, East Wisconsin Savings Bank (the “Bank”) converted from a mutual savings bank to a stock savings bank and is now organized in the mutual holding company structure. The Bank issued all of its outstanding stock to a mid-tier holding company, EWSB Bancorp, Inc., which is owned 100% by a mutual holding company, Wisconsin Mutual Bancorp, MHC, (collectively the “Company”). The Bank provides a variety of financial services to individual and corporate customers. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, east central Wisconsin. The Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The financial statements include the accounts of Wisconsin Mutual Bancorp, MHC and its subsidiaries, EWSB Bancorp, Inc. and East Wisconsin Savings Bank. All significant intercompany balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related notes of Wisconsin Mutual Bancorp, MHC and its subsidiaries at and for the year ended December 31, 2023 contained in the Company’s prospectus dated June 28, 2024  (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on July 8, 2024. The Company has not changed its significant accounting and reporting policies from those disclosed in the audited financial statements for the year ended December 31, 2023, contained in the Prospectus.

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The allowance for credit losses, valuation allowance on deferred tax assets, and fair value of securities are particularly subject to change in the near term. Actual results may differ from these estimates. The results of operations for the three and six month months ended June 30, 2024, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2024.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (AFS) and a held to maturity (HTM) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of securities available for sale on June 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2024
Securities available for sale:
Mortgage-backed securities	$9,655,834	$—	$(1,256,100)	$8,399,734
State and political subdivisions	14,191,015	—	(2,260,416)	11,930,599
Corporate securities	3,463,863	—	(671,598)	2,792,265
Total securities available for sale	$27,310,712	$—	$(4,188,114)	$23,122,598

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2023
Securities available for sale:
Mortgage-backed securities	$10,164,358	$—	$(1,123,653)	$9,040,705
State and political subdivisions	14,255,188	—	(2,172,143)	12,083,045
Corporate securities	3,461,451	—	(637,426)	2,824,025
Total securities available for sale	$27,880,997	$—	$(3,933,222)	$23,947,775

There were no sales of securities available for sale during the six months ended June 30, 2024 and 2023.

The following tables show the fair value and gross unrealized losses of available for sale debt securities in an unrealized loss position at June 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
June 30, 2024
Securities available for sale:
Mortgage-backed securities	$—	$—	$8,399,734	$(1,256,100)	$8,399,734	$(1,256,100)
State and political subdivisions	—	—	11,930,599	(2,260,416)	11,930,599	(2,260,416)
Corporate securities	—	—	2,792,265	(671,598)	2,792,265	(671,598)
Totals	$—	$—	$23,122,598	$(4,188,114)	$23,122,598	$(4,188,114)

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2023
Securities available for sale:
Mortgage-backed securities	$—	$—	$9,040,705	$(1,123,653)	$9,040,705	$(1,123,653)
State and political subdivisions	—	—	12,083,045	(2,172,143)	12,083,045	(2,172,143)
Corporate securities	—	—	2,824,025	(637,426)	2,824,025	(637,426)
Totals	$—	$—	$23,947,775	$(3,933,222)	$23,947,775	$(3,933,222)

At June 30, 2024, 51 debt securities designated as AFS are in an unrealized loss position. Based on our analysis of these securities, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities are included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our AFS securities portfolio were past due as of June 30, 2024. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of June 30, 2024. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	June 30, 2024
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$563,526	$553,097
Due after one year through five years	3,696,026	3,228,234
Due after five years through ten years	12,748,061	10,465,912
Due after ten years	647,265	475,621

Subtotal	17,654,878	14,722,864
Mortgage-backed securities	9,655,834	8,399,734
Total	$27,310,712	$23,122,598

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of securities held to maturity at June 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2024	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,635,962	$—	$(794,749)	$27,841,213
U.S. Treasury securities	10,522,719	—	(133,135)	10,389,584
Total securities held to maturity	$39,158,681	$—	$(927,884)	$38,230,797

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,223,324	$12,819	$(245,870)	$27,990,273
U.S. Treasury securities	11,827,534	3,234	(16,213)	11,814,555
Total securities held to maturity	$40,050,858	$16,053	$(262,083)	$39,804,828

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (CECL). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our HTM securities portfolio were past due as of June 30, 2024. An allowance for credit losses (ACL) is not calculated or recorded based on the implied guarantee of these securities.

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of June 30, 2024. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	June 30, 2024
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$1,465,606	$1,453,185
Due after one year through five years	16,339,115	16,106,062
Due after five years through ten years	17,430,406	16,905,171
Due after ten years	3,923,554	3,766,379
Total	$39,158,681	$38,230,797

At June 30, 2024, the Company has pledged held-to-maturity securities with a par value of $17.0 million to support borrowings at the Federal Reserve Bank and $1.5 million related to a fair value hedge.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of June 30, 2024 and December 31, 2023 is a follows:

	June 30, 2024	December 31, 2023
Real estate
One to four family residential	$123,123,893	$122,239,967
Home equity	2,200,573	2,063,651
Equity line of credit	4,531,210	4,146,620
Construction	7,378,147	3,978,450
Multi-family	1,447,216	1,485,002
Commercial	2,014,189	2,333,631
Commercial installment	3,987,341	4,373,435
Consumer
Marine and recreational	32,314,537	30,800,279
Other consumer	4,061,105	4,038,013

Subtotal	181,058,211	175,459,048
Allowance for credit losses	(1,168,398)	(1,056,796)
Unearned loan fees	(124,315)	(87,081)
Loans, net	$179,765,498	$174,315,171

Changes in the allowance for the three months ended June 30, 2024 and 2023, are as follows:

	For the three months ended June 30, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$598,620	$55,499	$—	$—	$654,119
Home equity	9,945	1,746	—	—	11,691
Equity line of credit	21,449	2,624	—	—	24,073
Construction	48,635	38,329	—	—	86,964
Multi-family	7,157	532	—	—	7,689
Commercial	22,154	694	—	—	22,848
Commercial Installment	51,549	(409)	—	—	51,140
Consumer:
Marine and recreational	255,235	20,643	(599)	—	275,279
Other consumer	32,763	832	—	1,000	34,595
Total	$1,047,507	$120,490	$(599)	$1,000	$1,168,398

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

	For the three months ended June 30, 2023
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$645,035	$47,171	$—	$—	$692,206
Home equity	10,854	757	—	—	11,611
Equity line of credit	21,878	1,597	—	—	23,475
Construction	39,565	12,589	—	—	52,154
Multi-family	7,837	1,247	—	—	9,084
Commercial	24,765	1,776	—	—	26,541
Commercial Installment	32,749	12,881	—	—	45,630
Consumer:
Marine and recreational	215,991	31,278	(23,407)	—	223,862
Other consumer	28,345	(319)	—	1,374	29,400
Total	$1,027,019	$108,977	$(23,407)	$1,374	$1,113,963

Changes in the allowance for the six months ended June 30, 2024 and 2023, are as follows:

	For the six months ended June 30, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$654,754	$(635)	$—	$—	$654,119
Home equity	11,045	646	—	—	11,691
Equity line of credit	22,193	1,880	—	—	24,073
Construction	21,293	65,671	—	—	86,964
Multi-family	7,948	(259)	—	—	7,689
Commercial	26,323	(3,475)	—	—	22,848
Commercial Installment	44,972	6,168	—	—	51,140
Consumer:
Marine and recreational	241,624	43,543	(9,888)	—	275,279
Other consumer	26,644	6,951	—	1,000	34,595
Total	$1,056,796	$120,490	$(9,888)	$1,000	$1,168,398

	For the six months ended June 30, 2023
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$571,728	$120,478	$—	$—	$692,206
Home equity	5,884	5,727	—	—	11,611
Equity line of credit	19,696	3,779	—	—	23,475
Construction	6,170	45,984	—	—	52,154
Multi-family	11,260	(2,176)	—	—	9,084
Commercial	42,319	(15,778)	—	—	26,541
Commercial Installment	44,752	878	—	—	45,630
Consumer:
Marine and recreational	183,492	63,777	(23,407)	—	223,862
Other consumer	24,056	3,770	—	1,574	29,400
Total	$909,357	$226,439	$(23,407)	$1,574	$1,113,963

There were no collateral dependent loans as of June 30, 2024.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

As of December 31, 2023, there was one collateral dependent loan totaling $9,888 in the marine and recreational loan segment. This loan was collateralized by a licensed recreational vehicle and had $4,889 in the ACL as of December 31, 2023. There were no other collateral dependent loans as of December 31, 2023.

The Company regularly evaluates various attributes of loans to determine the appropriateness of the allowance for credit losses. The credit quality indicators monitored differ depending on the class of loan.

Multi-family, commercial real estate, and commercial installment loans are generally evaluated using the following internally prepared ratings:

●	Pass ratings are assigned to loans with adequate collateral and debt service ability such that collectability of the contractual loan payments is highly probable.
●	Special mention ratings are assigned to loans where management has some concern that the collateral or debt service ability may not be adequate, though the collectability of the contractual loan payments is still probable.
●	Substandard ratings are assigned to loans that do not have adequate collateral and/or debt service ability such that collectability of the contractual loan payments is no longer probable.
●	Doubtful ratings are assigned to loans that do not have adequate collateral and/or debt service ability, and collectability of the contractual loan payments is unlikely.

One to four family residential, home equity, equity line of credit, construction, marine and recreational, and other consumer loans are generally evaluated based on whether the loan is performing according to the contractual terms of the loan.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of originations at June 30, 2024 and December 31, 2023.

	Total Loans by Origination Year
	2024	2023	2022	Prior	Revolving	Total
At June 30, 2024
Real estate
One to four family residential
Performing	$5,677,817	$9,491,290	$34,812,364	$73,044,787	$—	$123,026,258
Non performing	—	—	97,635	—	—	97,635
Total one to four family residential	$5,677,817	$9,491,290	$34,909,999	$73,044,787	$—	$123,123,893
Home equity
Performing	$363,974	$935,266	$601,092	$300,241	$—	$2,200,573
Non performing	—	—	—	—	—	—
Total home equity	$363,974	$935,266	$601,092	$300,241	$—	$2,200,573
Equity line of credit
Performing	$—	$—	$—	$—	$4,531,210	$4,531,210
Non performing	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$4,531,210	$4,531,210
Construction
Performing	$3,086,265	$3,455,371	$480,885	$355,626	$—	$7,378,147
Non performing	—	—	—	—	—	—
Total construction	$3,086,265	$3,455,371	$480,885	$355,626	$—	$7,378,147
Multi-family
Pass	$—	$—	$—	$1,447,216	$—	$1,447,216
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total multi-family	$—	$—	—	$1,447,216	$—	$1,447,216
Commercial
Pass	$107,401	$180,445	$1,411,019	$315,324	$—	$2,014,189
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total commercial	$107,401	$180,445	$1,411,019	$315,324	$—	$2,014,189
Commercial installment
Pass	$—	$136,701	$296,329	$3,554,311	$—	$3,987,341
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total commercial installment	$—	$136,701	$296,329	$3,554,311	$—	$3,987,341
Consumer
Marine and recreational
Performing	$5,214,775	$8,650,386	$3,423,813	$15,010,154	$—	$32,299,128
Non performing	—	15,409	—	—	—	15,409
Total marine and recreational	$5,214,775	$8,665,795	$3,423,813	$15,010,154	$—	$32,314,537
Other consumer
Performing	$413,269	$643,786	$777,536	$2,226,514	$—	$4,061,105
Non performing	—	—	—	—	—	—
Total other consumer	$413,269	$643,786	$777,536	$2,226,514	$—	$4,061,105
Total loans	$14,863,501	$23,508,654	$41,900,673	$96,254,173	$4,531,210	$181,058,211

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

	Total Loans by Origination Year
	2023	2022	2021	Prior	Revolving	Total
At December 31, 2023
Real estate
One to four family residential
Performing	$9,639,759	$34,992,254	$13,184,881	$64,423,073	$—	$122,239,967
Non performing	—	—	—	—	—	—
Total one to four family residential	$9,639,759	$34,992,254	$13,184,881	$64,423,073	$—	$122,239,967
Home equity
Performing	$991,616	$714,749	$119,200	$238,086	$—	$2,063,651
Non performing	—	—	—	—	—	—
Total home equity	$991,616	$714,749	$119,200	$238,086	$—	$2,063,651
Equity line of credit
Performing	$—	$—	$—	$—	$4,146,620	$4,146,620
Non performing	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$4,146,620	$4,146,620
Construction
Performing	$2,258,809	$1,194,457	$295,614	$229,570	$—	$3,978,450
Non performing	—	—	—	—	—	—
Total construction	$2,258,809	$1,194,457	$295,614	$229,570	$—	$3,978,450
Multi-family
Pass	$—	$—	$218,321	$1,266,681	$—	$1,485,002
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total multi-family	$—	$—	$218,321	$1,266,681	$—	$1,485,002
Commercial
Pass	$439,270	$1,348,841	$353,171	$192,349	$—	$2,333,631
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total commercial	$439,270	$1,348,841	$353,171	$192,349	$—	$2,333,631
Commercial installment
Pass	$360,575	$410,038	$1,379,228	$2,223,594	$—	$4,373,435
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total commercial installment	$360,575	$410,038	$1,379,228	$2,223,594	$—	$4,373,435
Consumer
Marine and recreational
Performing	$9,291,668	$3,297,641	$719,234	$17,491,736	$—	$30,800,279
Non performing	—	—	—	—	—	—
Total marine and recreational	$9,291,668	$3,297,641	$719,234	$17,491,736	$—	$30,800,279
Other consumer
Performing	$1,433,967	$1,645,920	$562,650	$377,505	$—	$4,020,042
Non performing	—	17,971	—	—	—	17,971
Total other consumer	$1,433,967	$1,663,891	$562,650	$377,505	$—	$4,038,013
Total loans	$24,415,664	$43,621,871	$16,832,299	$86,442,594	$4,146,620	$175,459,048

Current year-to-date gross charge-offs are not included in the above tables as the amounts are considered insignificant.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Loan aging information as of June 30, 2024 and December 31, 2023, follows:

	Accruing
		Loans Past	Loans		Nonaccrual
	Current	Due 31-89	Past Due		with an
	Loans	Days	90+ Days	Nonaccrual	ACL	Total Loans
June 30, 2024

Real estate:
One to four family residential	$122,830,771	$195,487	$—	$97,635	$—	$123,123,893
Home equity	2,200,573	—	—	—	—	2,200,573
Equity line of credit	4,531,210	—	—	—	—	4,531,210
Construction	7,378,147	—	—	—	—	7,378,147
Multi-family	1,447,216	—	—	—	—	1,447,216
Commercial	2,014,189	—	—	—	—	2,014,189
Commercial installment	3,987,341	—	—	—	—	3,987,341
Consumer
Marine and recreational	32,128,570	170,557	—	15,410	—	32,314,537
Other consumer	4,061,105	—	—	—	—	4,061,105

Totals	$180,579,122	$366,044	$—	$113,045	$—	$181,058,211

	Accruing
		Loans Past	Loans		Nonaccrual
	Current	Due 31-89	Past Due		with an
	Loans	Days	90+ Days	Nonaccrual	ACL	Total Loans
December 31, 2023

Real estate:
One to four family residential	$120,678,966	$1,561,001	$—	$—	$—	$122,239,967
Home equity	2,063,651	—	—	—	—	2,063,651
Equity line of credit	4,086,622	59,998	—	—	—	4,146,620
Construction	3,978,450	—	—	—	—	3,978,450
Multi-family	1,485,002	—	—	—	—	1,485,002
Commercial	2,333,631	—	—	—	—	2,333,631
Commercial installment	4,373,435	—	—	—	—	4,373,435
Consumer
Marine and recreational	30,550,492	249,787	—	—	—	30,800,279
Other consumer	4,020,042	—	—	17,971	—	4,038,013

Totals	$173,570,291	$1,870,786	$—	$17,971	$—	$175,459,048

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of June 30, 2024 and December 31, 2023.

A summary of loans to directors, executive officers, and their affiliates as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Balance at beginning of period	$27,004	$42,708
New loans	—	—
Repayments	(5,242)	(15,704)

Balance at end of period	$21,762	$27,004

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Note 4: Deposits

The composition of deposits at June 30, 2024 December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
Non-interest-bearing demand	$8,692,014	$10,250,495
Interest-bearing demand	30,163,001	32,900,701
Savings	31,442,092	32,888,853
Money market	42,790,541	49,911,872
Certificates of deposit	109,809,125	104,515,708

Total deposits	$222,896,773	$230,467,629

The aggregate amount of certificates of deposit in denominations of $250,000 or more at June 30, 2024 and December 31, 2023 was approximately $20,061,000 and $18,488,000, respectively.

The scheduled maturities of certificates of deposit as of June 30, 2024 are summarized as follows:

Twelve months ended June 30,	Amount
2025	$89,862,666
2026	11,035,112
2027	1,681,147
2028	4,851,203
2029	2,378,997

Total	$109,809,125

Deposits from directors, executive officers, and their affiliates totaled $1,165,725 and $1,300,864 at June 30, 2024 and December 31, 2023, respectively.

Note 5: Borrowed Funds

Borrowed funds consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
	Rates	Amount	Rates	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	5.42%	$7,678,000	5.43%	$12,630,000
Fixed rate, fixed term advances	3.40%	6,000,000	3.40%	6,000,000
Federal Reserve Bank Term Funding Program ("BTFP")	4.76%	17,000,000	—%	—
Related party subordinated promissory notes	7.00%	400,000	7.00%	400,000
Total borrowings		$31,078,000		$19,030,000

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

The following is a summary of scheduled maturities of non-short term borrowed funds as of June 30, 2024:

	Rate	Amount
2025	4.76%	$17,000,000
2028	3.40%	6,000,000

Total		$23,000,000

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the book value of the Company’s qualifying one- to four-family residential real estate loans. The loans pledged as security for FHLB borrowings totaled approximately $66,398,000 and $65,826,000 at June 30, 2024 and December 31, 2023, respectively. FHLB advances are also secured by $1,223,868 and $1,084,273 of FHLB stock owned by the Company at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the Company’s current borrowing capacity is $7,059,985 utilizing its remaining FHLB activity stock ownership and $52,211,899 based on total collateral pledged as of this date.

In 2023, the Company entered into subordinated promissory note agreements with various directors and officers of the Company to support future capital contributions. The notes were issued on February 6, 2023, in an aggregate par value of $400,000 carrying an annual fixed interest rate of 7.0% paid semi-annually. The notes were issued with a 3-year term and are continuously callable by the Company.

In January 2024, the Company obtained a collateralized borrowing of $17.0 million through the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). The borrowing under BTFP has a maturity date of January 26, 2025, and an interest rate of 4.76%. The Company pledged investment securities as collateral to support this borrowing.

At June 30, 2024 and December 31, 2023, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window. The Company had no short-term borrowings through the Federal Reserve discount window and did not pledge securities or loans as of June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

Note 6: Equity and Regulatory Matters

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table on the next page). It is management’s opinion, as of June 30, 2024, that the Bank meets all applicable capital adequacy requirements.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

As of June 30, 2024, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of June 30, 2024 and December 31, 2023, are presented in the following tables:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$15,637	10.1%	6,987	≥ 4.5%	10,093	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	15,637	10.1%	9,317	≥ 6.0%	12,422	≥ 8.0%
Total capital (to risk-weighted assets)	16,805	10.8%	12,422	≥ 8.0%	15,528	≥ 10.0%
Tier 1 capital (to average assets)	15,637	5.9%	10,594	≥ 4.0%	13,243	≥ 5.0%

December 31, 2023

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$16,464	11.2%	≥ $6,634	≥ 4.5%	≥ $9,582	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	16,464	11.2%	≥ 8,845	≥ 6.0%	≥ 11,794	≥ 8.0%
Total capital (to risk-weighted assets)	17,521	11.9%	≥ 11,794	≥ 8.0%	≥ 14,742	≥ 10.0%
Tier 1 capital (to average assets)	16,464	6.3%	≥ 10,386	≥ 4.0%	≥ 12,982	≥ 5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.00% and its level of total capital to risk-weighted assets at a minimum of 11.00%. At June 30, 2024, the Bank is not in compliance with minimum capital ratios as designated by the Board of Directors.

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a savings bank to maintain a net worth ratio in an amount not less than 6%. At June 30, 2024, the Bank’s net worth ratio of 4.31% was not in compliance with the minimum requirement.

Note 7: Fair Value Measurements

Accounting standards describe three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Following is a brief description of each level of the fair value hierarchy:

Level 1 - Fair value measurement is based on quoted prices for identical assets or liabilities in active observable markets.

Level 2 - Fair value measurement is based on: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active; or (3) valuation models and methodologies for which all significant assumptions are or can be corroborated by observable market data.

Level 3 - Fair value measurement is based on valuation models and methodologies that incorporate at least one significant assumption that cannot be corroborated by observable market data. Level 3 measurements reflect the Company’s estimates about assumptions market participants would use if measured at fair value on a recurring basis under GAAP.

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of June 30, 2024 and December 31, 2023, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

Following is a description of the valuation methodology and significant inputs used for each asset measured at fair value on a recurring basis, as well as the classification of the asset within the fair value hierarchy.

Securities available for sale- Securities available for sale are classified as Level 2 measurements within the fair value hierarchy. Level 2 securities include U.S. government sponsored agencies, obligations of states and political subdivisions, corporate securities, and mortgaged-backed securities. The fair value measurement of a Level 2 security is based on recent sales of similar securities and other observable market data.

Fair value hedge – Fair value hedges are classified as Level 2 measurements within the fair value hierarchy. The fair value measurement is based on current observable market interest rates.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2024

Financial assets:
Securities available for sale:
Mortgage-backed securities	$8,399,734	$—	$8,399,734	$—
State and political subdivisions	11,930,599	—	11,930,599	—
Corporate securities	2,792,265	—	2,792,265	—
Total securities available for sale	$23,122,598	$—	$23,122,598	$—

Fair value hedge on fixed rate loans	$273,859	$—	$273,859	$—

December 31, 2023

Financial assets:
Securities available for sale:
Mortgage-backed securities	$9,040,705	$—	$9,040,705	$—
State and political subdivisions	12,083,045	—	12,083,045	—
Corporate securities	2,824,025	—	2,824,025	—
Total securities available for sale	$23,947,775	$—	$23,947,775	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$140,321	$—	$140,321	$—

Note 8: Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 7 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value on the Consolidated Balance Sheets. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

Certain financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The carrying value of these financial instruments assumes to approximate the fair value of these instruments. These instruments include cash and cash equivalents, non-interest-bearing deposit accounts, time deposits with other financial institutions, FHLB stock, escrow deposits, FHLB advances and accrued interest receivable and payable. The fair market values of loans and interest-bearing deposits are calculated using the discounted cash flow (present value) method.

WISCONSIN MUTUAL BANCORP, MHC AND SUBSIDIARIES

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of June 30, 2024 and December 31, 2023, follows:

	Carrying				Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
June 30, 2024

Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,635,962	$—	$27,841,213	$—	$27,841,213
U.S. Treasury securities	$10,522,719	$10,389,584	$—	$—	$10,389,584
Loans, net	$179,765,498	$—	$—	$173,031,000	$173,031,000
Financial liabilities:
Interest-bearing deposits	$214,204,759	$—	$200,623,000	$—	$200,623,000

December 31, 2023

Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,223,324	$—	$27,990,273	$—	$27,990,273
U.S. Treasury securities	$11,827,534	$11,814,555	$—	$—	$11,814,555
Loans, net	$174,315,171	$—	$—	$165,086,000	$165,086,000
Financial liabilities:
Interest-bearing deposits	$220,217,134	$—	$207,001,000	$—	$207,001,000

Note 9: Derivatives

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The aggregate fair value of the swaps are recorded in other assets or other liabilities with changes in fair value recorded as gains or losses in noninterest income or noninterest expense on the consolidated statements of income (loss).

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Fair Value Hedge: An interest rate swap with a notional amount totaling $25.0 million as of June 30, 2024 was designated as a fair value last of layer hedge for certain fixed rate prepayable loans.

Note 10: Plan of Conversion

On March 4, 2024, the Board of Directors of Wisconsin Mutual Bancorp, MHC adopted a plan for its conversion to a fully stock holding company structure. According to the plan, EWSB Bancorp, Inc., which is currently the mid-tier stock holding company subsidiary of Wisconsin Mutual Bancorp, MHC and owns all of East Wisconsin Savings Bank’s common stock, will be succeeded by the Company which will own all of East Wisconsin Savings Bank’s common stock after the conversion. The conversion is subject to the final approval of the Federal Reserve Board; and the Wisconsin Department of Financial Institutions and the approval of at least a majority of the votes eligible to be cast by members eligible to vote at a special meeting of members of Wisconsin Mutual Bancorp, MHC to be held on August 19, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s Prospectus.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan portfolio; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this prospectus.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our vulnerability to interest rates;
●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to comply with the confidential memorandum of understanding with the Wisconsin Department of Financial Institutions and the Federal Deposit Insurance Corporation;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;

●	our ability to access cost-effective funding;
●	fluctuations in real estate values and residential real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to execute on our business strategies, including increasing our loan originations;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. Except as required by law or regulation, we do not undertake, and we specifically disclaim any obligation, to release publicly the results of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2024, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets. Total assets increased $5.0 million, or 1.9%, to $267.5 million at June 30, 2024 from $262.6 million at December 31, 2023. The change was primarily the result of a $5.4 million increase in portfolio loans offset by a total decline of $1.7 million in investment securities balances. Other assets increased $1.2 million primarily due to the accumulated balance of costs incurred related to the stock conversion.

Cash and Due from Banks and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions declined $93,000, or 1.6% to $6.0 million at June 30, 2024 from $6.1 million at December 31, 2023. The change relates to general business activity.

Securities Available-for-Sale. Securities available-for-sale decreased $825,000, or 3.5%, to $23.1 million at June 30, 2024 from $23.9 million at December 31, 2023. The decrease was due to principal paydowns of $600,000 on mortgage-backed securities and a $255,000 decrease in the market value of the portfolio due to an increase in interest rates during the first six months of 2024. The proceeds from principal paydowns are utilized to manage liquidity and support loan growth.

Securities Held-to-Maturity. Securities held-to-maturity decreased $892,000, or 2.2%, to $39.2 million at June 30, 2024 from $40.1 million at December 31, 2023. The decline in securities held-to-maturity was due to maturities totaling $1.5 million offset by $554,000 in amortization of unrealized losses.

Loans, net. Loans, net increased $5.5 million, or 3.1%, to $179.8 million at June 30, 2024 from $174.3 million at December 31, 2023. Construction, marine and recreational vehicles, one- to four-family, home equity loans and lines of credit, and other consumer loans increased $3.4 million, $1.5 million, $884,000, $522,000 and $23,000, respectively, to $7.4 million, $32.3 million, $123.1 million, $6.7 million, and $4.1 million at June 30, 2024, respectively, as a result of loan production exceeding payoffs and amortization. These increases were partially offset by decreases to commercial, other commercial real estate, and multifamily of $386,000, $319,000 and $38,000 respectively, to $4.0 million, $2.0 million and $1.4 million at June 30, 2024, respectively.

Deposits. Total deposits decreased $7.6 million or 3.3% to $222.9 million at June 30, 2024 from $230.5 million at December 31, 2023. Non-interest bearing deposits decreased $1.6 million, or 15.2%, to $8.7 million at June 30, 2024 from $10.3 million at December 31, 2023. Total interest-bearing deposits other than time deposits decreased approximately $11.3 million, or 9.8%, to $104.4 million at June 30, 2024, from $115.7 million at December 31, 2023. Certificates of deposit balances increased $5.3 million, or 5.1%, to $109.8 million at June 30, 2024, from $104.5 million at December 31, 2023. The deposit mix changes are consistent with industry trends as consumers are transitioning to higher yielding term deposits in the current interest rate environment.

Borrowings. We had $31.1 million of borrowings at June 30, 2024 as compared to $19.0 million at December 31, 2023. We borrowed $17.0 million from the Federal Reserve Bank under its Bank Term Funding Program in January 2024. These funds were utilized to pay down borrowings at the FHLB.

During the second quarter of 2024, the Company obtained additional advances from the FHLB totaling approximately $7.7 million. At June 30, 2024, the Company has total outstanding advances from the FHLB of approximately $13.7 million. The additional advances were used to fund portfolio loan growth and offset the decline in deposit balances.

Equity. Total equity decreased $621,000, or 5.4%, to $10.9 million at June 30, 2024 from $11.5 million at December 31, 2023, due to a decrease in retained earnings of $840,000, which resulted from the net loss incurred for the six months ended June 30, 2024, partially offset by a decrease in accumulated other comprehensive loss of $220,000.

Comparison of Operating Results for the Three Months Ended June 30, 2024 and 2023

Net Income/(Loss). We recorded a net loss of $463,000 for the three months ended June 30, 2024, compared to a net loss of $215,000 for the three months ended June 30, 2023, a change of $248,000 year-over-year. The increase in our net loss year-over-year resulted primarily from a $396,000 decline in net interest income due to increased funding costs and an increase of $55,000 in total noninterest expense, partially offset by an increase of $104,000 in noninterest income.

Interest Income. Interest income increased $176,000, or 7.9%, to $2.4 million for the three months ended June 30, 2024, from $2.2 million for the three months ended June 30, 2023, due to a $185,000 increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 44 basis points in the weighted average yield on the loan portfolio to 4.69% for the three months ended June 30, 2024 from 4.25% for the same period in 2023. Interest income on securities and other investments declined $9,000 to $317,000 for the three months ended June 30, 2024 primarily due to a $2.6 million decline in average balance of available for sale investment securities year-over-year. The average balance decline was related to security maturities in the second quarter of 2024.

Interest Expense. Total interest expense increased $572,000, or 56.4%, to $1.6 million for the three months ended June 30, 2024, from $1,014,000 for the three months ended June 30, 2023. Interest expense on deposits increased $443,000, or 53.1%, to $1.3 million for the three months ended June 30, 2024 from $834,000 for the three months ended June 30, 2023, due primarily to an increase in the weighted average rate paid on certificates of deposit of 152 basis points to 4.36% for the three months ended June 30, 2024 from 2.84% for the three months ended June 30, 2023, combined with an increase in the average balance of such deposits of $7.0 million year-over-year and a $12.3 million decrease in the average balance of lower cost money market accounts year-over-year.

Interest expense on borrowed funds increased $129,000, or 71.8%, to $309,000 for the three months ended June 30, 2024, from $180,000 for the three months ended June 30, 2023. The rate paid on borrowed funds increased 163 basis points to 4.62% for the three months ended June 30, 2024, from 2.99% for the three months ended June 30, 2023 while the average balance of borrowed funds increased $2.7 million, or 11.2%, to $26.9 million for the three months ended June 30, 2024 from $24.2 million for the three months ended June 30, 2023. The increase in the average balance was generally related to the measured use of borrowings to offset deposit outflows and to support the increase in the loan portfolio.

Net Interest Income. Net interest income decreased $396,000, or 32.7%, to $816,000 for the three months ended June 30, 2024 from $1.2 million for the three months ended June 30, 2023, primarily due to a decrease in the interest rate spread to 1.28% for the three months ended June 30, 2024 from 1.86% for the three months ended June 30, 2023 and a decrease in the net interest margin to 1.31% for the three months ended June 30, 2024, from 1.89% for the three months ended June 30, 2023. The decreases in the interest rate spread and the net interest margin were primarily due to an increase in the rates paid on interest-bearing liabilities in conjunction with an increase in other borrowings, partially offset by a 39 basis point increase in the weighted average yield on our interest earning assets.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $120,000 was made to the ACL for the three months ended June 30, 2024, compared to $109,000 for the same period in 2023.

Noninterest Income. Noninterest income increased $104,000, or 32.4%, to $426,000 for the three months ended June 30, 2024 from $322,000 for the three months ended June 30, 2023. The increase resulted primarily from a $12,000 increase in mortgage banking revenue due to increased activity and an $87,000 gain on an interest rate swap entered into late in 2023. These increases were partially offset on a comparative basis as a $10,000 gain on other real estate owned was recognized in the three months ended June 30, 2023 while there was no such gain in the 2024 period. The table below sets forth our noninterest income for the quarters ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

Service charges on deposit accounts	$29,972	$17,749	$12,223	68.9%
Interchange income	62,205	63,429	(1,224)	(1.9)%
Mortgage banking income	114,586	102,737	11,849	11.5%
Increase in cash value of life insurance	59,493	53,277	6,216	11.7%
Gain on sale of repossessed assets	—	9,368	(9,368)	(100.0)%
Gain on interest rate swap	87,155	—	87,155	—%
Other	72,921	75,549	(2,628)	(3.5)%
Total noninterest income	$426,332	$322,109	$104,223	32.4%

Noninterest Expense. Noninterest expense increased $55,000, or 3.2%, to $1.8 million for the three months ended June 30, 2024 from $1.7 million for the three months ended June 30, 2023. Data processing and information technology expense increased $55,000 due to the implementation of additional network services and an increase in other noninterest expense was due in large part to additional accounting and consulting services. Salary and related benefits expense increased $30,000. Our other noninterest expense for the three months ended June 30, 2023 was impacted by a one-time expense that we incurred related to the proposed acquisition of another mutual institution that was later terminated. The increase in noninterest expense when comparing the two periods was partially offset by a decrease in net occupancy expense for the three months ended June 30, 2024, which resulted primarily from the closing of one of our branch offices in the third quarter of 2023 combined with additional operational efficiencies that we implemented in 2023. FDIC insurance premiums decreased $10,000 due a decline in deposits during the quarter. The table below sets forth our noninterest expense for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

Salaries and related benefits	$1,016,941	$986,504	$30,437	3.1%
Occupancy expense, net	160,550	194,088	(33,538)	(17.3)%
Data processing	293,253	238,185	55,068	23.1%
Advertising	42,664	43,043	(379)	(0.9)%
FDIC insurance premiums	72,476	83,103	(10,627)	(12.8)%
Other	197,954	184,180	13,774	7.5%
Total noninterest expense	$1,783,838	$1,729,103	$54,735	3.2%

Income Tax Expense. Our benefit for income taxes increased $110,000 to a benefit of $199,000 for the three months ended June 30, 2024, from a benefit of $89,000 for the three months ended June 30, 2023 due to an increase in loss before provision (benefit from) income taxes.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made, as the effects would be immaterial. Average yields include the effect of net deferred fee income, discounts and premiums that are amortized or accreted to interest income or interest expense. Average balances are calculated using daily average balances. Non-accrual loans are included in the computation of average balances only. Average loan balances exclude any loans held for sale.

	For the Three Months Ended June,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$178,955	$2,085	4.69%	$180,094	$1,901	4.25%
Securities available for sale	23,077	137	2.39%	25,641	159	2.49%
Securities held to maturity	39,977	137	1.38%	39,152	137	1.41%
Cash, cash equivalents and other interest-earning assets	7,958	43	2.17%	12,998	29	0.90%
Total interest-earning assets	$249,967	$2,402	3.86%	$257,885	$2,226	3.47%
Noninterest-earning assets	$16,284			$15,935
Total assets	$266,251			$273,820

Interest-bearing liabilities:
Interest-bearing demand deposits	$31,147	$8	0.10%	$31,229	$7	0.09%
Savings deposits	33,076	4	0.05%	36,244	5	0.06%
Money market	46,124	80	0.70%	58,473	100	0.69%
Certificates of deposit	109,275	1,185	4.36%	102,260	722	2.84%
Total interest-bearing deposits	$219,622	$1,277	2.34%	$228,206	$834	1.47%
Borrowed funds	26,904	309	4.62%	24,185	180	2.99%
Total interest-bearing liabilities	$246,526	$1,586	2.59%	$252,391	$1,014	1.62%
Noninterest-bearing demand deposits	9,252			10,322
Other noninterest-bearing liabilities	358			237
Total liabilities	256,136			262,950
Total equity	10,115			10,870
Total liabilities and equity	$266,251			$273,820
Net interest income		$816			$1,212
Net interest rate spread (2)			1.27%			1.85%
Net interest-earning assets (3)	$3,441			$5,494
Net interest margin (4)			1.31%			1.89%
Average interest-earning assets to interest-bearing liabilities	101.4%			102.2%
(1)	Net deferred fee income included in interest earned on loans totaled $58,000 for the three months ended June 30, 2024 and $102,000 for the three months ended June 30, 2023.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$177,052	$4,067	4.62%	$177,746	$3,703	4.20%
Securities available for sale	23,416	277	2.38%	29,136	397	2.75%
Securities held to maturity	40,067	274	1.38%	38,978	275	1.42%
Cash, cash equivalents and other interest-earning assets	7,874	85	2.17%	11,827	54	0.92%
Total interest-earning assets	$248,409	$4,703	3.81%	$257,687	$4,429	3.46%
Noninterest-earning assets	$16,068			$16,027
Total assets	$264,477			$273,714

Interest-bearing liabilities:
Interest-bearing demand deposits	$30,496	$16	0.11%	$31,551	$13	0.08%
Savings deposits	32,715	9	0.06%	36,425	9	0.05%
Money market	48,153	167	0.70%	62,097	213	0.69%
Certificates of deposit	108,259	2,300	4.27%	100,993	1,283	2.56%
Total interest-bearing deposits	$219,623	$2,492	2.28%	$231,066	$1,518	1.32%
Borrowed funds	25,128	572	4.58%	20,799	307	2.98%
Total interest-bearing liabilities	$244,751	$3,064	2.52%	$251,865	$1,825	1.46%
Noninterest-bearing demand deposits	8,938			10,619
Other noninterest-bearing liabilities	854			1,921
Total liabilities	254,543			264,405
Total equity	—			9,309
Total liabilities and equity	$254,543			$273,714
Net interest income		$1,639			$2,604
Net interest rate spread (2)			1.29%			2.00%
Net interest-earning assets (3)	$3,658			$5,822
Net interest margin (4)			1.33%			2.03%
Average interest-earning assets to interest-bearing liabilities	101.5%			102.3%
(1)	Net deferred fee income included in interest earned on loans totaled $102,000 for the six months ended June 30, 2024 and $173,000 for the six months ended June 30, 2023.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis. The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume. There were no out-of-period items or adjustments required to be excluded from the table below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(12)	$196	$184	$(14)	$378	$364
Securities available-for-sale	(16)	(6)	(22)	(78)	(42)	(120)
Securities held-to-maturity	3	(3)	0	8	(9)	(1)
Cash, cash equivalents and other interest-earning assets	(11)	25	14	(18)	49	31
Total interest-earning assets	(36)	212	176	(102)	376	274

Interest-bearing liabilities:
Interest-bearing demand deposits	(0)	1	1	—	3	3
Savings deposits	(0)	(1)	(1)	(1)	1	—
Money market	(21)	1	(20)	(48)	2	(46)
Certificates of deposit	50	413	463	93	924	1,017
Total interest-bearing deposits	28	415	443	44	930	974
Borrowed funds	20	109	129	64	201	265
Total interest-bearing liabilities	48	524	572	108	1,131	1,239
Change in net interest income	$(84)	$(312)	$(396)	$(210)	$(755)	$(965)

Comparison of Operating Results for the Six Months Ended June 30, 2024 and 2023

Net Income/(Loss). We recorded a net loss of $840,000 for the six months ended June 30, 2024, compared to a net loss of $409,000 for the six months ended June 30, 2023, a change of $431,000 year-over-year. The increase in our net loss year-over-year resulted primarily from a $964,000 decline in net interest income due to increased funding costs and an increase of $78,000 in total noninterest expense, partially offset by a decrease of $106,000 in the provision for credit losses, an increase of $302,000 in noninterest income and an increase in of $202,000 in the benefit for income taxes.

Interest Income. Interest income increased $274,000 or 6.2%, to $4.7 million for the six months ended June 30, 2024, from $4.4 million for the six months ended June 30, 2023, due to a $362,000 increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 42 basis points in the weighted average yield on the loan portfolio to 4.64% for the six months ended June 30, 2024 from 4.20% for the same period in 2023. Interest income on securities and other investments declined $89,000 to $636,000 for the six months ended June 30, 2024 primarily due to a $5.7 million decline in average balance of available for sale investment securities year-over-year. The average balance decline was related to security maturities during the six months ended June 30, 2024.

Interest Expense. Total interest expense increased $1.2 million, or 67.9%, to $3.1 million for the six months ended June 30, 2024, from $1.8 million for the six months ended June 30, 2023. Interest expense on deposits increased $974,000, or 64.2%, to $2.5 million for the six months ended June 30, 2024 from $1.5 million for the six months ended June 30, 2023, due primarily to an increase in the weighted average rate paid on certificates of deposit of 171 basis points to 4.27% for the six months ended June 30, 2024 from 2.56% for the six months ended June 30, 2023, combined with an increase in the average balance of such deposits of $7.3 million year-over-year and a $13.9 million decrease in the average balance of lower cost money market accounts year-over-year.

Interest expense on borrowed funds increased $265,000, or 86.2%, to $572,000 for the six months ended June 30, 2024, from $307,000 for the six months ended June 30, 2023. The rate paid on borrowed funds increased 160 basis points to 4.58% for the six months ended June 30, 2024, from 2.98% for the six months ended June 30, 2023 while the average balance of borrowed funds increased $4.3 million, or 20.8%, to $25.1 million for the six months ended June 30, 2024 from $20.8 million for the six months ended June 30, 2023. The increase in the average balance was generally related to the measured use of borrowings to offset deposit outflows and to support the increase in the loan portfolio.

Net Interest Income. Net interest income decreased $964,000, or 37.0%, to $1.6 million for the six months ended June 30, 2024 from $2.6 million for the six months ended June 30, 2023, primarily due to a decrease in the interest rate spread to 1.29% for the six months ended June 30, 2024 from 2.00% for the six months ended June 30, 2023 and a decrease in the net interest margin to 1.33% for the six months ended June 30, 2024, from 2.03% for the six months ended June 30, 2023. The decreases in the interest rate spread and the net interest margin were primarily due to an increase in the rates paid on interest-bearing liabilities in conjunction with an increase in other borrowings, partially offset by a 35 basis point increase in the weighted average yield on our interest earning assets.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL, a provision of $120,000 was made to the ACL for the six months ended June 30, 2024, compared to $226,000 for the same period in 2023.

Noninterest Income. Noninterest income increased $302,000, or 50.9%, to $895,000 for the six months ended June 30, 2024 from $593,000 for the six months ended June 30, 2023. The increase resulted primarily from a $67,000 increase in mortgage banking revenue due to increased activity, a $173,000 gain on an interest rate swap entered into late in 2023, and an increase of $117,000 in other noninterest income. These increases were partially offset on a comparative basis as a $71,000 gain on other real estate owned was recognized in the six months ended June 30, 2023 while there was no such gain in the 2024 period. The table below sets forth our noninterest income for the quarters ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

Service charges on deposit accounts	$40,352	$31,155	$9,197	29.5%
Interchange income	119,344	123,191	(3,847)	(3.1)%
Mortgage banking income	229,152	162,082	67,070	41.4%
Increase in cash value of life insurance	113,694	103,344	10,350	10.0%
Gain on sale of other real estate owned	—	71,012	(71,012)	(100.0)%
Gain on interest rate swap	173,445	—	173,445	—%
Other	219,104	102,408	116,696	114.0%
Total noninterest income	$895,091	$593,192	$301,899	50.9%

Noninterest Expense. Noninterest expense increased $78,000, or 2.2%, to $3.6 million for the six months ended June 30, 2024 from $3.5 million for the six months ended June 30, 2023. Data processing and information technology expense increased $82,000 due to the implementation of additional network services and an increase in other noninterest expense was due in large part to additional accounting and audit-related services. Salary and related benefits increased $23,000. The increase in noninterest expense when comparing the two periods was partially offset by a decrease in net occupancy expense for the six months ended June 30, 2024, which resulted primarily from the closing of one of our branch offices in the third quarter of 2023 combined with additional operational efficiencies that we implemented in 2023. The table below sets forth our noninterest expense for the quarters ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,		Change
	2024	2023	Amount	Percent

Salaries and related benefits	$2,048,383	$2,025,783	$22,600	1.1%
Occupancy expense, net	333,659	393,552	(59,893)	(15.2)%
Data processing	564,663	482,855	81,808	16.9%
Advertising	84,353	88,888	(4,535)	(5.1)%
FDIC insurance premiums	151,483	155,006	(3,523)	(2.3)%
Other	434,091	393,020	41,071	10.5%
Total noninterest expense	$3,616,632	$3,539,104	$77,528	2.2%

Income Tax Expense. Our benefit for income taxes increased $202,000 to a benefit of $361,000 for the six months ended June 30, 2024, from a benefit of $159,000 for the six months ended June 30, 2023 due to an increase in loss before provision (benefit from) income taxes.

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. The Asset Liability Committee, which is a management-level committee, meets at least quarterly, or more frequently when necessary, is comprised of our President/Chief Executive Officer, Senior Vice President of Finance, Vice President of Lending and Vice President of Member Relations, and reports to the full board of directors on at least a quarterly basis. The Asset Liability Committee is responsible for recommending to the board of directors policies and procedures regarding asset/liability management, while it is the responsibility of the board of directors to determine whether to adopt such policies and procedures. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Management of interest rate risk is one of the Bank’s highest priorities. In 2023, the Bank adopted a new asset/liability management policy and revamped its interest rate risk management processes and procedures to reduce interest rate risk exposure. Over the last year, the Bank has refined the input assumptions and various other input and output metrics, such as deposit decay rates, to enhance modeling accuracy. The Bank has also instituted education and training processes to provide management with information regarding emerging market forces and asset/liability-related management issues, practices and governance. Through these and other enhancements, we have significantly improved our ability to manage our interest rate risk and minimize the exposure of our earnings and capital to changes in interest rates. Pursuant to our new asset/liability management policy, we are seeking to implement the following strategies to further improve the management of our interest rate risk:

●	maintaining capital levels that exceed the thresholds for well-capitalized status under federal regulations;

●	maintaining a prudent level of liquidity, including through maintaining a portfolio of cash, short-term investments or investments with amortizing features;
●	originating shorter term or adjustable-rate loans for portfolio, which have become somewhat more attractive to many borrowers in the current rate environment, and selling the majority of our longer term, fixed-rate residential loans;
●	attempting to increase the balances of core deposits, which are less sensitive to interest rate fluctuations;
●	managing our utilization of wholesale funding with borrowings from the FHLB in a prudent manner;
●	managing the terms of our certificates of deposit; and
●	emphasizing asset quality to maximize the level of interest-earning assets.

Shortening the average term of our interest-earning assets by increasing our investments in shorter term assets, as well as originating loans with variable interest rates, helps to match the maturities and interest rates of our assets and liabilities better, thereby reducing the exposure of our net interest income to changes in market interest rates.

We recently entered into an interest rate swap for the purpose of mitigating interest rate risk, but it is not our policy to enter into such transactions on a regular basis. The interest rate swap was designated as a fair value last of layer hedge for certain fixed-rate prepayable loans and had a notional value of $25.0 million at June 30, 2024.

Net Interest Income. We analyze our sensitivity to changes in interest rates through a net interest income model. Net interest income is the difference between the interest income we earn on our interest-earning assets, such as loans and securities, and the interest we pay on our interest-bearing liabilities, such as deposits and borrowings. We estimate what our net interest income would be for a 12-month period. We then calculate what the net interest income would be for the same period under the assumptions that the U.S. Treasury yield curve increases or decreases instantaneously by various basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100-basis point increase in the “Change in Interest Rates” column below.

The following table sets forth, as of June 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At June 30, 2024
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$(396)	(12.08)%
200	(243)	(7.40)%
100	(107)	(3.27)%
Level	—	—%
(100)	70	2.14%
(200)	127	3.87%
(300)	173	5.26%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2024, we would have experienced a 7.40% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 3.87% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

Economic Value of Equity. We also compute amounts by which the net present value of our assets and liabilities (economic value of equity or “EVE”) would change in the event of a range of assumed changes in market interest rates. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. The model estimates the economic value of each type of asset, liability and off-balance sheet contract under the assumptions that the U.S. Treasury yield curve increases instantaneously by 100, 200 and 300 basis point increments or decreases instantaneously by 100, 200 and 300 basis point increments, with changes in interest rates representing immediate and permanent, parallel shifts in the yield curve.

The following table sets forth, as of June 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At June 30, 2024
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$9,837	$(10,166)	(50.82)%
200	13,167	(6,836)	(34.18)%
100	16,596	(3,407)	(17.03)%
Level	20,003	n/a	—%
(100)	22,468	2,465	12.32%
(200)	25,554	5,551	27.75%
(300)	28,702	8,699	43.49%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2024, we would have experienced a 34.18% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 27.75% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates. The decrease in EVE that we would experience in the event of an instantaneous parallel 200 basis point increase in market interest rates is outside of the limits set forth in the Bank’s new asset/liability management policy. While the Bank has developed policies and procedures that it believes will help reduce its interest rate exposure, any targeted improvement is expected to be realized gradually given the constraints imposed by the Bank’s current balance sheet composition and capital structure as well as regulatory requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk” and “Supervision and Regulation—Informal Agreements with Regulators” included in the Prospectus dated June 28, 2024.

Certain shortcomings are inherent in the methodologies used in the above interest rate risk measurements. Modeling changes require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. The net interest income and net economic value tables presented assume that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the tables provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

Interest rate risk calculations also may not reflect the fair values of financial instruments. For example, decreases in market interest rates can increase the fair values of our loans, mortgage servicing rights, deposits and borrowings.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. In 2023, the Bank developed and implemented an improved process to project the sources and uses of funds over short- and long-term horizons, and, in concert with our asset/liability management policy, implemented guidelines to better identify potential funding gaps. Further, we have established an early warning system for measuring and monitoring liquidity, including through the establishment of early warning indicators.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At June 30, 2024, we had outstanding advances of $13.7 million from the FHLB. At June 30, 2024, we had unused borrowing capacity of $52.2 million from the FHLB. At June 30, 2024, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at June 30, 2024 we had a $6.0 million line of credit with a correspondent bank. We have not drawn against the Discount Window or the line of credit. Additionally, we participated in the Federal Reserve Board’s BTFP in January 2024 and had a $17.0 million outstanding borrowing at June 30, 2024.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this filing.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy and regulatory restrictions, we anticipate that a significant portion of maturing time deposits will be retained, and that we can supplement our funding with borrowings in the event that we allow these deposits to run off at maturity.

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At June 30, 2024 and December 31, 2023, we had a net worth ratio of 4.31% and 4.50%, respectively.

At June 30, 2024 and December 31, 2023, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. However, we operate under an MOU with the Department and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital and total risk-based capital ratio levels above that which are required under federal regulatory capital regulations and a net worth ratio (as defined under Wisconsin law) of 6%. At June 30, 2024, we had Tier 1 capital equal to 5.9% of total average assets, total risk-based capital equal to 10.8% of risk-weighted assets and a net worth ratio of 4.31%. At December 31, 2023, we had Tier 1 capital equal to 6.3% of total average assets, total risk-based capital equal to 11.9% of risk-weighted assets and a net worth ratio of 4.50%. Our net worth ratio for purposes of compliance with Wisconsin law is calculated differently from the federal regulatory capital regulations in that it reflects the impact of the Bank’s unallocated general loan loss reserves. The Bank’s unallocated general loan loss reserves do not impact the calculation of the federal regulatory capital ratios. Our pro forma regulatory capital ratios, including the pro forma net worth ratio, after giving effect to the sale of shares of common stock in the offering, are set forth under “Historical and Pro Forma Regulatory Capital Compliance” included in the Prospectus dated June 28, 2024.

The net proceeds from the planned offering contributed to the Bank will significantly increase our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, as well as other factors associated with the offering, our return on equity will be adversely affected following the offering. See “Historical and Pro Forma Regulatory Capital Compliance” and “Risk Factors—Risks Related to the Offering” included in the Prospectus dated June 28, 2024. This could negatively affect the trading price of our shares of common stock.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2024, we had outstanding commitments to originate loans of $18.1 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2024 totaled $89.9 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on a quarterly basis. Our losses related to the unfunded commitments as of June 30, 2024 were estimated to be zero; as a result, the ACL at such date did not include an amount for off-balance sheet credit exposures.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating contracts for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. The Company’s evaluation of the risk factors applicable to it has not changed materially from those disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Incorporation of EWSB Bancorp, Inc. (1)

3.2	Bylaws of EWSB Bancorp, Inc. (2)

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the six months ended June 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), initially filed on March 11, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), initially filed on March 11, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWSB BANCORP, INC.

Date: August 8, 2024	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer