Form 10-Q
period 2024-09-30
EWSB Bancorp, Inc. /MD/
filed 2024-11-13
CIK 2013792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	EWSB	OTCQB Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2024, the Registrant had 752,538 shares of common stock, par value $0.01 per share issued and outstanding.

i

EXPLANATORY NOTE

EWSB Bancorp, Inc. (the “Company,” “we” or “our”) is the stock holding company for East Wisconsin Savings Bank (the “Bank”). The Company became the holding company for the Bank upon the completion of the conversion of Wisconsin Mutual Bancorp, MHC (the “MHC”) from the mutual holding company to the stock holding company form of organization on September 20, 2024 the date of the conversion transaction closing.

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

ii

EWSB BANCORP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2024

Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Cash and cash equivalents	$1,146,500	$1,608,709
Time deposits with other financial institutions	4,498,496	4,497,669
Debt securities available for sale (amortized cost of $26,993,882 and $27,880,997 as of September 30, 2024 and December 31, 2023, respectively)	23,765,336	23,947,775
Debt securities held to maturity (fair value of $39,853,800 and $39,804,828 as of September 30, 2024 and December 31, 2023, respectively)	39,457,460	40,050,858
Loans, net of allowance of $1,113,453 and $1,056,796 as of September 30, 2024 and December 31, 2023, respectively	181,495,684	174,315,171
Land held for sale	435,328	435,328
Office properties and equipment, net	2,886,487	2,910,169
Federal Home Loan Bank stock	1,334,963	1,084,273
Cash value of life insurance	7,636,646	7,462,397
Net deferred tax assets	4,952,205	4,857,846
Accrued interest receivable and other assets	1,592,076	1,396,766

TOTAL ASSETS	$269,201,181	$262,566,961

Liabilities and Equity
Deposits:
Non-interest bearing	$9,148,598	$10,250,495
Interest bearing	214,691,621	220,217,134
Total deposits	223,840,219	230,467,629
Borrowed funds	25,301,000	19,030,000
Advance payments by borrowers for taxes and insurance	1,749,185	280,026
Accrued interest payable and other liabilities	1,866,588	1,252,482

Total liabilities	252,756,992	251,030,137

Equity:
Common stock ($0.01 par value, 4,000,000 shares authorized, 752,538 shares issued and outstanding)	7,525	—
Additional paid-in capital	5,470,717	—
Retained earnings	18,027,068	19,198,973
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(523,967)	—
Accumulated other comprehensive income (loss)	(6,537,154)	(7,662,149)

Total stockholders' equity	16,444,189	11,536,824

TOTAL LIABILITIES AND EQUITY	$269,201,181	$262,566,961

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest income:
Loans, including fees	$2,165,404	$1,921,256	$6,232,409	$5,625,429
Securities:
Taxable	261,963	273,481	794,457	925,954
Tax-exempt	9,400	9,407	28,200	28,217
Other	37,507	34,936	122,731	88,839

Total interest income	2,474,274	2,239,080	7,177,797	6,668,439

Interest expense:
Deposits	1,341,142	982,665	3,832,847	2,500,610
Borrowed funds	326,489	205,269	898,110	512,349

Total interest expense	1,667,631	1,187,934	4,730,957	3,012,959

Net interest income	806,643	1,051,146	2,446,840	3,655,480
Provision for credit losses	9,652	36,322	130,142	262,761

Net interest income after provision for credit losses	796,991	1,014,824	2,316,698	3,392,719
Noninterest income:
Service charges on deposit accounts	19,860	13,734	60,212	44,889
Interchange income	60,606	59,655	179,950	182,846
Mortgage banking income	129,007	144,647	358,159	306,729
Increase in cash value of life insurance	60,554	54,949	174,248	158,293
Gain on interest rate swap	88,246	—	261,691	—
Gain on sale of fixed assets	—	207,738	—	207,738
Gain on sale of other real estate owned	—	—	—	71,012
Other	152,034	90,033	371,138	192,441

Total noninterest income	510,307	570,756	1,405,398	1,163,948

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited) Continued

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Noninterest expense:
Salaries and related benefits	1,027,241	935,770	3,075,624	2,961,553
Occupancy expense, net	165,351	162,493	499,010	556,045
Data processing	247,212	235,100	811,875	717,955
Advertising	25,282	39,257	109,635	128,145
FDIC insurance premiums	79,809	68,189	231,292	223,195
Other	244,175	299,642	678,266	692,662

Total noninterest expense	1,789,070	1,740,451	5,405,702	5,279,555

Income (loss) before provision for (benefit from) income taxes	(481,772)	(154,871)	(1,683,606)	(722,888)
Provision for (benefit from) income taxes	(150,223)	(33,028)	(511,701)	(191,956)

Net income (loss)	$(331,549)	$(121,843)	$(1,171,905)	$(530,932)

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$(331,549)	$(121,843)	$(1,171,905)	$(530,932)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	959,567	(745,647)	704,677	(335,440)
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income from the securities transferred from available for sale to held to maturity	272,479	349,354	826,554	941,362

Other comprehensive income (loss), before tax	1,232,046	(396,293)	1,531,231	605,922
Tax effect of other comprehensive income (loss) items	(326,862)	118,012	(406,236)	(160,751)

Other comprehensive income (loss), net of tax	905,184	(278,281)	1,124,995	445,171

Comprehensive income (loss)	$573,635	$(400,124)	$(46,910)	$(85,761)

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Equity (unaudited)

					Unallocated	Accumulated
					Common	Other
	Common	Common	Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Stock	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three and Nine Months Ended September 30, 2023
Balance at June 30, 2023	—	$—	$—	$19,725,124	$—	$(8,491,320)	$11,233,804
Net income (loss)	—	—	—	(121,843)	—	—	(121,843)
Other comprehensive income (loss)	—	—	—	—	—	(278,281)	(278,281)

Balance at September 30, 2023	—	$—	$—	$19,603,281	$—	$(8,769,601)	$10,833,680

Balance at January 1, 2023	—	$—	$—	$20,134,213	$—	$(9,214,772)	$10,919,441
Net income (loss)	—	—	—	(530,932)	—	—	(530,932)
Other comprehensive income (loss)	—	—	—	—	—	445,171	445,171

Balance at September 30, 2023	—	$—	$—	$19,603,281	$—	$(8,769,601)	$10,833,680

	Three and Nine Months Ended September 30, 2024
Balance at June 30, 2024	—	$—	$—	$18,358,617	$—	$(7,442,338)	$10,916,279
Net income (loss)	—	—	—	(331,549)	—	—	(331,549)
Proceeds of stock offering and issuance of common shares (net of issuance cost of $2.0 million)	752,538	7,525	5,470,717	—	—	—	5,478,242
Purchase of common shares by ESOP (52,678 shares)	—	—	—	—	(526,780)	—	(526,780)
ESOP shares committed to be released	—	—	—	—	2,813	—	2,813
Other comprehensive income (loss)	—	—	—	—	—	905,184	905,184

Balance at September 30, 2024	752,538	$7,525	$5,470,717	$18,027,068	$(523,967)	$(6,537,154)	$16,444,189

Balance at January 1, 2024	—	$—	$—	$19,198,973	$—	$(7,662,149)	$11,536,824
Net income (loss)	—	—	—	(1,171,905)	—	—	(1,171,905)
Proceeds of stock offering and issuance of common shares (net of issuance cost of $2.0 million)	752,538	7,525	5,470,717	—	—	—	5,478,242
Purchase of common shares by ESOP (52,678 shares)	—	—	—	—	(526,780)	—	(526,780)
ESOP shares committed to be released	—	—	—	—	2,813	—	2,813
Other comprehensive income (loss)	—	—	—	—	—	1,124,995	1,124,995

Balance at September 30, 2024	752,538	$7,525	$5,470,717	$18,027,068	$(523,967)	$(6,537,154)	$16,444,189

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:	$(1,355,426)	$(852,137)

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	—	200,000
Proceeds from maturities and paydowns of securities available for sale	931,069	10,627,563
Proceeds from maturities and paydowns of securities held to maturity	1,500,000	—
Purchase of FHLB stock	(250,690)	—
Net decrease/(increase) in loans	(7,245,859)	(3,077,499)
Purchase of office properties and equipment	(105,514)	(29,487)
Proceeds from sale of office properties and equipment	—	148,817
Proceeds from sale of land held for sale	—	180,062

Net cash flows provided by (used in) investing activities	(5,170,994)	8,049,456

Cash flows from financing activities:
Net change in deposits	$(6,627,410)	$(16,828,990)
Net change in advance payments by borrowers for taxes and insurance	1,469,159	647,406
Principal payments on notes payable	(400,000)	—
Net increase/(decrease) from FHLB advances activity	3,171,000	7,088,000
Net increase from Federal Reserve Bank Term Funding Program borrowing	3,500,000	—
Proceeds from issuance of common stock, net of costs	5,478,242	—
Loan to ESOP	(526,780)	—

Net cash flows provided by (used in) financing activities	6,064,211	(9,093,584)

Net change in cash and cash equivalents	(462,209)	(1,896,265)
Cash and cash equivalents at beginning of period	1,608,709	3,142,403

Cash and cash equivalents at end of period	$1,146,500	$1,246,138

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,464,935	$2,805,614

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Organization

EWSB Bancorp, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was formed to serve as the holding company for East Wisconsin Savings Bank (the “Bank”), upon conversion of Wisconsin Mutual Bancorp, MHC to the stock form of organization, which was completed on September 20, 2024. In connection with the conversion, the Company sold 752,538 shares of common stock, par value $0.01, including 52,678 shares sold to the Bank’s Employee Stock Ownership Plan, at $10.00 per share in its subscription offering for gross proceeds (before deducting offering expenses) of approximately $7.5 million. Shares of the Company’s common stock began trading on September 24, 2024 on the OTCQB Market under the trading symbol “EWSB”.

The Bank provides a variety of financial services to individual and corporate customers. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, east central Wisconsin. The Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The financial statements include the accounts of EWSB Bancorp, Inc. and its subsidiary, East Wisconsin Savings Bank. All significant intercompany balances and transactions have been eliminated.

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

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The determination of the allowance for credit losses and valuation allowance on deferred tax assets are particularly subject to change in the near term. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2024.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (“AFS”) and a held to maturity (“HTM”) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of securities available for sale on September 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2024
Securities available for sale:
Mortgage-backed securities	$9,337,334	$—	$(987,220)	$8,350,114
State and political subdivisions	14,191,468	—	(1,723,111)	12,468,357
Corporate securities	3,465,080	—	(518,215)	2,946,865
Total securities available for sale	$26,993,882	$—	$(3,228,546)	$23,765,336

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2023
Securities available for sale:
Mortgage-backed securities	$10,164,358	$—	$(1,123,653)	$9,040,705
State and political subdivisions	14,255,188	—	(2,172,143)	12,083,045
Corporate securities	3,461,451	—	(637,426)	2,824,025
Total securities available for sale	$27,880,997	$—	$(3,933,222)	$23,947,775

There were no sales of securities available for sale during the nine months ended September 30, 2024 and 2023.

The following tables show the fair value and gross unrealized losses of available for sale debt securities in an unrealized loss position at September 30, 2024 and December 31, 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
September 30, 2024
Securities available for sale:
Mortgage-backed securities	$—	$—	$8,350,114	$(987,220)	$8,350,114	$(987,220)
State and political subdivisions	—	—	12,468,357	(1,723,111)	12,468,357	(1,723,111)
Corporate securities	—	—	2,946,865	(518,215)	2,946,865	(518,215)
Totals	$—	$—	$23,765,336	$(3,228,546)	$23,765,336	$(3,228,546)

EWSB BANCORP, INC. AND SUBSIDIARY

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2023
Securities available for sale:
Mortgage-backed securities	$—	$—	$9,040,705	$(1,123,653)	$9,040,705	$(1,123,653)
State and political subdivisions	—	—	12,083,045	(2,172,143)	12,083,045	(2,172,143)
Corporate securities	—	—	2,824,025	(637,426)	2,824,025	(637,426)
Totals	$—	$—	$23,947,775	$(3,933,222)	$23,947,775	$(3,933,222)

At September 30, 2024, 51 debt securities designated as AFS are in an unrealized loss position. Based on our analysis of these securities, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities are included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our AFS securities portfolio were past due as of September 30, 2024. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2024. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	September 30, 2024
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$790,869	$780,145
Due after one year through five years	3,720,443	3,363,423
Due after five years through ten years	12,497,923	10,763,145
Due after ten years	647,313	508,509

Subtotal	17,656,548	15,415,222
Mortgage-backed securities	9,337,334	8,350,114
Total	$26,993,882	$23,765,336

EWSB BANCORP, INC. AND SUBSIDIARY

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of securities held to maturity at September 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2024	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,846,673	$331,691	$(567)	$29,177,797
U.S. Treasury securities	10,610,787	65,216	—	10,676,003
Total securities held to maturity	$39,457,460	$396,907	$(567)	$39,853,800

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,223,324	$12,819	$(245,870)	$27,990,273
U.S. Treasury securities	11,827,534	3,234	(16,213)	11,814,555
Total securities held to maturity	$40,050,858	$16,053	$(262,083)	$39,804,828

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (“CECL”). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our HTM securities portfolio were past due as of September 30, 2024. An allowance for credit losses (“ACL”) is not calculated or recorded based on the implied guarantee of these securities.

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of September 30, 2024. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	September 30, 2024
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$2,205,232	$2,205,142
Due after one year through five years	16,841,113	16,975,312
Due after five years through ten years	16,466,240	16,661,101
Due after ten years	3,944,875	4,012,245
Total	$39,457,460	$39,853,800

At September 30, 2024 and December 31, 2023, the Company has pledged HTM securities with a par value of $17.0 million to support borrowings at the Federal Reserve Bank and $1.5 million related to a fair value hedge.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of September 30, 2024 and December 31, 2023 is a follows:

	September 30, 2024	December 31, 2023
Real estate
One to four family residential	$124,421,076	$122,239,967
Home equity	2,359,365	2,063,651
Equity line of credit	4,911,671	4,146,620
Construction	7,672,265	3,978,450
Multi-family	1,427,793	1,485,002
Commercial	2,481,247	2,333,631
Commercial installment	3,699,708	4,373,435
Consumer
Marine and recreational	31,650,430	30,800,279
Other consumer	4,119,178	4,038,013

Subtotal	182,742,733	175,459,048
Allowance for credit losses	(1,113,453)	(1,056,796)
Unearned loan fees	(133,596)	(87,081)
Loans, net	$181,495,684	$174,315,171

Changes in the allowance for the three months ended September 30, 2024 and 2023, are as follows:

	For the three months ended September 30, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$654,119	$(45,311)	$—	$—	$608,808
Home equity	11,691	(146)	—	—	11,545
Equity line of credit	24,073	(40)	—	—	24,033
Construction	86,964	(3,734)	—	—	83,230
Multi-family	7,689	(703)	—	—	6,986
Commercial	22,848	6,456	—	—	29,304
Commercial Installment	51,140	(6,395)	—	—	44,745
Consumer:
Marine and recreational	275,279	(4,593)	—	—	270,686
Other consumer	34,595	(678)	—	199	34,116
Total	$1,168,398	$(55,144)	$—	$199	$1,113,453

EWSB BANCORP, INC. AND SUBSIDIARY

	For the three months ended September 30, 2023
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$692,206	$25,851	$—	$—	$718,057
Home equity	11,611	405	—	—	12,016
Equity line of credit	23,475	921	—	—	24,396
Construction	52,154	668	—	—	52,822
Multi-family	9,084	317	—	—	9,401
Commercial	26,541	532	—	—	27,073
Commercial Installment	45,630	896	—	—	46,526
Consumer:
Marine and recreational	223,862	5,760	—	—	229,622
Other consumer	29,400	972	—	600	30,972
Total	$1,113,963	$36,322	$—	$600	$1,150,885

Changes in the allowance for the nine months ended September 30, 2024 and 2023, are as follows:

	For the nine months ended September 30, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$654,754	$(45,946)	$—	$—	$608,808
Home equity	11,045	500	—	—	11,545
Equity line of credit	22,193	1,840	—	—	24,033
Construction	21,293	61,937	—	—	83,230
Multi-family	7,948	(962)	—	—	6,986
Commercial	26,323	2,981	—	—	29,304
Commercial Installment	44,972	(227)	—	—	44,745
Consumer:
Marine and recreational	241,624	38,951	(9,889)	—	270,686
Other consumer	26,644	6,272	—	1,200	34,116
Total	$1,056,796	$65,346	$(9,889)	$1,200	$1,113,453

	For the nine months ended September 30, 2023
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$571,728	$146,329	$—	$—	$718,057
Home equity	5,884	6,132	—	—	12,016
Equity line of credit	19,696	4,700	—	—	24,396
Construction	6,170	46,652	—	—	52,822
Multi-family	11,260	(1,859)	—	—	9,401
Commercial	42,319	(15,246)	—	—	27,073
Commercial Installment	44,752	1,774	—	—	46,526
Consumer:
Marine and recreational	183,492	69,537	(23,407)	—	229,622
Other consumer	24,056	4,742	—	2,174	30,972
Total	$909,357	$262,761	$(23,407)	$2,174	$1,150,885

A provision for credit loss on unfunded loan commitments of $64,796 was made for the nine months ended September 30, 2024. No provision for credit loss on unfunded commitments was recorded for the nine months ended September 30, 2023.

EWSB BANCORP, INC. AND SUBSIDIARY

There were no collateral dependent loans as of September 30, 2024.

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

EWSB BANCORP, INC. AND SUBSIDIARY

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination at September 30, 2024 and December 31, 2023.

	Total Loans by Origination Year
	2024	2023	2022	Prior	Revolving	Total
At September 30, 2024
Real estate
One to four family residential
Performing	$10,504,333	$9,098,450	$34,020,014	$70,798,279	$—	$124,421,076
Non performing	—	—	—	—	—	—
Total one to four family residential	$10,504,333	$9,098,450	$34,020,014	$70,798,279	$—	$124,421,076
Home equity
Performing	$695,998	$840,467	$552,170	$270,730	$—	$2,359,365
Non performing	—	—	—	—	—	—
Total home equity	$695,998	$840,467	$552,170	$270,730	$—	$2,359,365
Equity line of credit
Performing	$—	$—	$—	$—	$4,911,671	$4,911,671
Non performing	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$4,911,671	$4,911,671
Construction
Performing	$4,578,205	$2,959,561	$77,801	$56,698	$—	$7,672,265
Non performing	—	—	—	—	—	—
Total construction	$4,578,205	$2,959,561	$77,801	$56,698	$—	$7,672,265
Multi-family
Pass	$—	$—	$—	$1,427,793	$—	$1,427,793
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total multi-family	$—	$—	—	$1,427,793	$—	$1,427,793
Commercial
Pass	$687,638	$132,223	$1,395,444	$265,942	$—	$2,481,247
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total commercial	$687,638	$132,223	$1,395,444	$265,942	$—	$2,481,247
Commercial installment
Pass	$—	$132,238	$285,698	$3,281,772	$—	$3,699,708
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total commercial installment	$—	$132,238	$285,698	$3,281,772	$—	$3,699,708
Consumer
Marine and recreational
Performing	$6,044,344	$8,325,618	$3,267,708	$13,986,841	$—	$31,624,511
Non performing	11,554	14,365	—	—	—	25,919
Total marine and recreational	$6,055,898	$8,339,983	$3,267,708	$13,986,841	$—	$31,650,430
Other consumer
Performing	$611,578	$575,972	$688,851	$2,242,777	$—	$4,119,178
Non performing	—	—	—	—	—	—
Total other consumer	$611,578	$575,972	$688,851	$2,242,777	$—	$4,119,178
Total loans	$23,133,650	$22,078,894	$40,287,686	$92,330,832	$4,911,671	$182,742,733

EWSB BANCORP, INC. AND SUBSIDIARY

	Total Loans by Origination Year
	2023	2022	2021	Prior	Revolving	Total
At December 31, 2023
Real estate
One to four family residential
Performing	$9,639,759	$34,992,254	$13,184,881	$64,423,073	$—	$122,239,967
Non performing	—	—	—	—	—	—
Total one to four family residential	$9,639,759	$34,992,254	$13,184,881	$64,423,073	$—	$122,239,967
Home equity
Performing	$991,616	$714,749	$119,200	$238,086	$—	$2,063,651
Non performing	—	—	—	—	—	—
Total home equity	$991,616	$714,749	$119,200	$238,086	$—	$2,063,651
Equity line of credit
Performing	$—	$—	$—	$—	$4,146,620	$4,146,620
Non performing	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$4,146,620	$4,146,620
Construction
Performing	$2,258,809	$1,194,457	$295,614	$229,570	$—	$3,978,450
Non performing	—	—	—	—	—	—
Total construction	$2,258,809	$1,194,457	$295,614	$229,570	$—	$3,978,450
Multi-family
Pass	$—	$—	$218,321	$1,266,681	$—	$1,485,002
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total multi-family	$—	$—	$218,321	$1,266,681	$—	$1,485,002
Commercial
Pass	$439,270	$1,348,841	$353,171	$192,349	$—	$2,333,631
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total commercial	$439,270	$1,348,841	$353,171	$192,349	$—	$2,333,631
Commercial installment
Pass	$360,575	$410,038	$1,379,228	$2,223,594	$—	$4,373,435
Special mention	—	—	—	—	—	—
Substandard	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—
Total commercial installment	$360,575	$410,038	$1,379,228	$2,223,594	$—	$4,373,435
Consumer
Marine and recreational
Performing	$9,291,668	$3,297,641	$719,234	$17,491,736	$—	$30,800,279
Non performing	—	—	—	—	—	—
Total marine and recreational	$9,291,668	$3,297,641	$719,234	$17,491,736	$—	$30,800,279
Other consumer
Performing	$1,433,967	$1,645,920	$562,650	$377,505	$—	$4,020,042
Non performing	—	17,971	—	—	—	17,971
Total other consumer	$1,433,967	$1,663,891	$562,650	$377,505	$—	$4,038,013
Total loans	$24,415,664	$43,621,871	$16,832,299	$86,442,594	$4,146,620	$175,459,048

Year-to-date gross charge-offs for the periods presented are not included in the above tables as the amounts are considered insignificant.

EWSB BANCORP, INC. AND SUBSIDIARY

Loan aging information as of September 30, 2024 and December 31, 2023, follows:

	Accruing
		Loans Past	Loans		Nonaccrual
	Current	Due 31-89	Past Due		with an
	Loans	Days	90+ Days	Nonaccrual	ACL	Total Loans
September 30, 2024

Real estate:
One to four family residential	$123,976,820	$444,256	$—	$—	$—	$124,421,076
Home equity	2,359,365	—	—	—	—	2,359,365
Equity line of credit	4,911,671	—	—	—	—	4,911,671
Construction	7,672,265	—	—	—	—	7,672,265
Multi-family	1,427,793	—	—	—	—	1,427,793
Commercial	2,481,247	—	—	—	—	2,481,247
Commercial installment	3,699,708	—	—	—	—	3,699,708
Consumer
Marine and recreational	31,500,931	123,579	—	25,920	—	31,650,430
Other consumer	4,119,178	—	—	—	—	4,119,178

Totals	$182,148,978	$567,835	$—	$25,920	$—	$182,742,733

	Accruing
		Loans Past	Loans		Nonaccrual
	Current	Due 31-89	Past Due		with an
	Loans	Days	90+ Days	Nonaccrual	ACL	Total Loans
December 31, 2023

Real estate:
One to four family residential	$120,678,966	$1,561,001	$—	$—	$—	$122,239,967
Home equity	2,063,651	—	—	—	—	2,063,651
Equity line of credit	4,086,622	59,998	—	—	—	4,146,620
Construction	3,978,450	—	—	—	—	3,978,450
Multi-family	1,485,002	—	—	—	—	1,485,002
Commercial	2,333,631	—	—	—	—	2,333,631
Commercial installment	4,373,435	—	—	—	—	4,373,435
Consumer
Marine and recreational	30,550,492	249,787	—	—	—	30,800,279
Other consumer	4,020,042	—	—	17,971	—	4,038,013

Totals	$173,570,291	$1,870,786	$—	$17,971	$—	$175,459,048

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of September 30, 2024 or December 31, 2023.

A summary of loans to directors, executive officers, and their affiliates as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Balance at beginning of period	$27,004	$42,708
New loans	7,901	—
Repayments	(7,866)	(15,704)

Balance at end of period	$27,039	$27,004

EWSB BANCORP, INC. AND SUBSIDIARY

Note 4: Deposits

The composition of deposits at September 30, 2024 December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
Non-interest-bearing demand	$9,148,598	$10,250,495
Interest-bearing demand	29,508,510	32,900,701
Savings	30,205,826	32,888,853
Money market	40,850,803	49,911,872
Certificates of deposit	114,126,482	104,515,708

Total deposits	$223,840,219	$230,467,629

The aggregate amount of certificates of deposit in denominations of $250,000 or more at September 30, 2024 and December 31, 2023 was approximately $21,118,000 and $18,488,000, respectively.

The scheduled maturities of certificates of deposit as of September 30, 2024 are summarized as follows:

Twelve months ended September 30,	Amount
2025	$94,417,853
2026	9,485,948
2027	3,227,225
2028	4,261,907
2029	2,733,549

Total	$114,126,482

Deposits from directors, executive officers, and their affiliates totaled $2,357,705 and $1,300,864 at September 30, 2024 and December 31, 2023, respectively.

Note 5: Borrowed Funds

Borrowed funds consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Average Rate	Amount	Average Rate	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	4.92%	$2,301,000	5.43%	$12,630,000
Fixed rate, fixed term advances	3.82%	19,500,000	3.40%	6,000,000
Federal Reserve Bank Term Funding Program ("BTFP")	4.76%	3,500,000	—%	—
Related party subordinated promissory notes	—%	—	7.00%	400,000
Total borrowings		$25,301,000		$19,030,000

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank (“FHLB”) as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

EWSB BANCORP, INC. AND SUBSIDIARY

The following is a summary of scheduled maturities of non-short term borrowed funds as of September 30, 2024:

	Average Rate	Amount
2025	4.40%	$11,000,000
2026	3.74%	$6,000,000
2028	3.40%	$6,000,000

Total		$23,000,000

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the book value of the Company’s qualifying one- to four-family residential real estate loans. The loans pledged as security for FHLB borrowings totaled approximately $67,164,000 and $65,826,000 at September 30, 2024 and December 31, 2023, respectively. FHLB advances are also secured by $1,334,963 and $1,084,273 of FHLB stock owned by the Company at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the Company has current borrowing capacity of $44,767,000 based on total collateral pledged as of this date. The Company will be required to purchase FHLB activity stock to support additional borrowings beyond current activity stock holding.

In 2023, the Company entered into subordinated promissory note agreements with various directors and officers of the Company to support future capital contributions. The notes were issued on February 6, 2023, with an aggregate par value of $400,000 carrying an annual fixed interest rate of 7.0% paid semi-annually. The notes were issued with a 3-year term and were continuously callable by the Company. The promissory notes balances were paid in full during the quarter ended September 30, 2024.

In January 2024, the Company obtained a collateralized borrowing of $17.0 million through the Federal Reserve Bank’s Bank Term Funding Program (“BTFP”). The borrowing under BTFP has a maturity date of January 26, 2025, and an interest rate of 4.76%. The Company pledged investment securities as collateral to support this borrowing. The Company made a principal payment of $13.5 million on this borrowing on September 30, 2024. The outstanding balance is $3.5 million at September 30, 2024.

At September 30, 2024 and December 31, 2023, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window. The Company had no short-term borrowings through the Federal Reserve discount window and did not pledge securities or loans as of September 30, 2024 and December 31, 2023.

At September 30, 2024 and December 31, 2023, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

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

EWSB BANCORP, INC. AND SUBSIDIARY

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table on the next page). It is management’s opinion, as of September 30, 2024, that the Bank meets all applicable statutory capital adequacy requirements.

As of September 30, 2024, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios as of September 30, 2024 and December 31, 2023, are presented in the following tables:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$19,703	12.7%	≥ $6,985	≥ 4.5%	≥ $10,090	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	19,703	12.7%	≥ 9,314	≥ 6.0%	≥ 12,418	≥ 8.0%
Total capital (to risk-weighted assets)	20,981	13.5%	≥ 12,418	≥ 8.0%	≥ 15,523	≥ 10.0%
Tier 1 capital (to average assets)	19,703	7.4%	≥ 10,668	≥ 4.0%	≥ 13,332	≥ 5.0%

December 31, 2023

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$16,464	11.2%	≥ $6,634	≥ 4.5%	≥ $9,582	≥ 6.5%
Tier 1 capital (to risk-weighted assets)	16,464	11.2%	≥ 8,845	≥ 6.0%	≥ 11,794	≥ 8.0%
Total capital (to risk-weighted assets)	17,521	11.9%	≥ 11,794	≥ 8.0%	≥ 14,742	≥ 10.0%
Tier 1 capital (to average assets)	16,464	6.3%	≥ 10,386	≥ 4.0%	≥ 12,982	≥ 5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.0% and its level of total capital to risk-weighted assets at a minimum of 11.0%. At September 30, 2024, the Bank’s tier one capital as a percentage of average total assets capital ratio of 7.4% was not in compliance with the minimum ratio as designated by the Board of Directors. The Bank’s total capital to risk-weighted assets ratio of 13.5% was in compliance with the minimum ratio designated by the Board of Directors.

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a state-chartered savings bank to maintain a net worth ratio in an amount not less than 6.0%. At September 30, 2024, the Bank’s net worth ratio of 6.04% was in compliance with the minimum requirement.

Note 7: Fair Value Measurements

Accounting standards describe three levels of inputs that may be used to measure fair value (the fair value hierarchy). The level of an asset or liability within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement of that asset or liability.

EWSB BANCORP, INC. AND SUBSIDIARY

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of September 30, 2024 and December 31, 2023, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

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

EWSB BANCORP, INC. AND SUBSIDIARY

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Assets	Identical	Observable	Unobservable
	Measured at	Instruments	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2024

Financial assets:
Securities available for sale:
Mortgage-backed securities	$8,350,114	$—	$8,350,114	$—
State and political subdivisions	12,468,357	—	12,468,357	—
Corporate securities	2,946,865	—	2,946,865	—
Total securities available for sale	$23,765,336	$—	$23,765,336	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$291,662	$—	$291,662	$—

December 31, 2023

Financial assets:
Securities available for sale:
Mortgage-backed securities	$9,040,705	$—	$9,040,705	$—
State and political subdivisions	12,083,045	—	12,083,045	—
Corporate securities	2,824,025	—	2,824,025	—
Total securities available for sale	$23,947,775	$—	$23,947,775	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$140,321	$—	$140,321	$—

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

EWSB BANCORP, INC. AND SUBSIDIARY

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of September 30, 2024 and December 31, 2023, follows:

	Carrying				Estimated
	Amount	(Level 1)	(Level 2)	(Level 3)	Fair Value
September 30, 2024

Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,846,673	$—	$29,177,797	$—	$29,177,797
U.S. Treasury securities	$10,610,787	$10,676,003	$—	$—	$10,676,003
Loans, net	$181,495,684	$—	$—	$173,352,000	$173,352,000
Financial liabilities:
Interest-bearing deposits	$214,691,621	$—	$205,974,000	$—	$205,974,000

December 31, 2023

Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,223,324	$—	$27,990,273	$—	$27,990,273
U.S. Treasury securities	$11,827,534	$11,814,555	$—	$—	$11,814,555
Loans, net	$174,315,171	$—	$—	$165,086,000	$165,086,000
Financial liabilities:
Interest-bearing deposits	$220,217,134	$—	$207,001,000	$—	$207,001,000

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

Fair Value Hedge: An interest rate swap with a notional amount totaling $25.0 million as of September 30, 2024 was designated as a fair value last of layer hedge for certain fixed rate prepayable loans.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 10: Earnings Per Share (“EPS”)

Basic EPS represents income available to common stockholders divided by weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that should then share in the earnings of the Company. Diluted EPS is computed by dividing net income attributed to common stockholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

There were no securities or other contracts that had a dilutive effect during the three and nine months ended September 30, 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for EPS calculations. All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. The Company did not present earnings per share for the three and nine months ended September 30, 2024 because the year-to-date weighted average computation, as a result of the conversion during the period, would present a figure that would not aid investors in understanding the Company’s financial results.

Note 11: ESOP

Employees of the Bank may participate in the Bank’s Employee Stock Ownership Plan (“ESOP”). The ESOP borrowed funds from the Company to purchase 52,678 shares of stock at $10 per share. The Bank makes discretionary contributions to the ESOP and the ESOP uses funds it receives to repay the loan. When payments are made, ESOP shares are allocated to participants based on relative compensation. The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders’ equity.

Eash December, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Expense recorded during the three months ended September 30, 2024 is $2,813.

Shares held by the ESOP as of September 30, 2024, were as follows:

As of September 30, 2024
Shares committed for allocation	281
Unallocated	52,397
Total ESOP shares	52,678

Fair value of unearned shares at September 30, 2024	$550,169

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our vulnerability to interest rates;
●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to comply with the confidential memorandum of understanding (“MOU”) with the Wisconsin Department of Financial Institutions (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”);
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;

●	our ability to access cost-effective funding;
●	fluctuations in real estate values and residential real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to execute on our business strategies, including increasing our loan originations;
●	competition among depository and other financial institutions;
●	changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of September 30, 2024, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets. Total assets increased $6.6 million, or 2.5%, to $269.2 million at September 30, 2024 from $262.6 million at December 31, 2023. The change was primarily the result of a $7.2 million increase in portfolio loans offset by a $776,000 decrease in total investment securities.

Cash and Cash Equivalents and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions decreased $461,000, or 7.6% to $5.6 million at September 30, 2024 from $6.1 million at December 31, 2023. The change was related to general business activity.

Securities Available-for-Sale. Securities available-for-sale decreased $182,000, or 7.6%, to $23.8 million at September 30, 2024 from $23.9 million at December 31, 2023. The decrease was due to principal paydowns of $931,000 on mortgage-backed securities offset by a $705,000 increase in the market value of the portfolio due to a decrease in market interest rates during the three months ended September 30, 2024. The proceeds from principal paydowns are utilized to manage liquidity and support loan growth.

Securities Held-to-Maturity. Securities held-to-maturity decreased $593,000, or 1.5%, to $39.5 million at September 30, 2024 from $40.1 million at December 31, 2023. The decrease in securities held-to-maturity was due to maturities of $1.5 million, offset by $827,000 in amortization of unrealized losses.

Loans, net. Loans, net increased $7.2 million, or 4.2%, to $181.5 million at September 30, 2024 from $174.3 million at December 31, 2023. Construction, one- to four-family, home equity loans and lines of credit, marine and recreational vehicles, other commercial real estate and other consumer loans increased $3.7 million, $2.2 million, $1.1 million, $850,000, $148,000 and $81,000, respectively, to $7.7 million, $124.4 million, $7.3 million, $31.7 million, $2.5 million and $4.1 million at September 30, 2024, respectively, as a result of loan production exceeding payoffs and amortization. These increases were partially offset by decreases to commercial and multifamily of $674,000 and $57,000 respectively, to $3.7 million and $1.4 million at September 30, 2024, respectively.

Deposits. Total deposits decreased $6.7 million or 2.9% to $223.8 million at September 30, 2024 from $230.5 million at December 31, 2023. Non-interest bearing deposits decreased $1.1 million, or 10.7%, to $9.2 million at September 30, 2024 from $10.3 million at December 31, 2023. Total interest-bearing deposits, other than time deposits, decreased approximately $15.1 million, or 15.1%, to $100.6 million at September 30, 2024, from $115.7 million at December 31, 2023. Certificates of deposits increased $9.6 million, or 9.2%, to $114.1 million at September 30, 2024, from $104.5 million at December 31, 2023. The deposit mix changes were consistent with industry trends as consumers continue to transition to higher yielding term deposits due to the interest rate environment.

Borrowings. We had $25.3 million of borrowings at September 30, 2024 as compared to $19.0 million at December 31, 2023. We borrowed $17.0 million from the Federal Reserve Bank under its Bank Term Funding Program (“BTFP”) in January 2024. We paid back $13.5 million of the BTFP in September 2024 bringing the outstanding balance to $3.5 million at September 30, 2024. The $13.5 million paydown was funded by additional advances of $8.1 million from the FHLB obtained in the third quarter and utilization of proceeds received from the stock offering.

Stockholders’ Equity. Total stockholders’ equity increased $4.9 million, or 42.5%, to $16.4 million at September 30, 2024 from $11.5 million at December 31, 2023, due to net proceeds of $5.5 million from the stock offering and an increase in other comprehensive income of $1.1 million. These increases were partially offset by a decrease in retained earnings of $1.2 million, which resulted from the net loss incurred for the nine months ended September 30, 2024 and the $524,000 value of the unallocated common shares held by the ESOP.

Comparison of Operating Results for the Three Months Ended September 30, 2024 and 2023

Net Income/(Loss). We recorded a net loss of $332,000 for the three months ended September 30, 2024, compared to a net loss of $122,000 for the three months ended September 30, 2023, a change of $210,000 year-over-year. The increase in our net loss year-over-year resulted primarily from a $245,000 decrease in net interest income due to increased funding costs, a decrease of $60,000 in noninterest income and an increase of $113,000 in total noninterest expense.

Interest Income. Interest income increased $235,000, or 10.5%, to $2.5 million for the three months ended September 30, 2024, from $2.2 million for the three months ended September 30, 2023, due to a $244,000 increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 48 basis points in the weighted average yield on the loan portfolio to 4.82% for the three months ended September 30, 2024 from 4.34% for the same period in 2023. Interest income on securities and other investments decreased $9,000 to $309,000 for the three months ended September 30, 2024 primarily due to a $560,000 decrease in average balance of investment securities year-over-year. The average balance decrease was primarily related to security maturities in the second quarter of 2024.

Interest Expense. Total interest expense increased $479,000, or 40.3%, to $1.7 million for the three months ended September 30, 2024, from $1.2 million for the three months ended September 30, 2023. Interest expense on deposits increased $358,000, or 36.5%, to $1.3 million for the three months ended September 30, 2024 from $1.0 million for the three months ended September 30, 2023. This increase was due primarily to an increase in the weighted average rate paid on certificates of deposit of 113 basis points to 4.52% for the three months ended September 30, 2024 from 3.39% for the three months ended September 30, 2023, combined with an increase in the average balance of such deposits of $7.7 million year-over-year and a $12.4 million decrease in the average balance of lower-cost money market accounts year-over-year.

Interest expense on borrowed funds increased $121,000, or 59.0%, to $326,000 for the three months ended September 30, 2024, from $206,000 for the three months ended September 30, 2023. The rate paid on borrowed funds increased 81 basis points to 4.64% for the three months ended September 30, 2024, from 3.83% for the three months ended September 30, 2023 while the average balance of borrowed funds increased $7.4 million, or 35.6%, to $28.2 million for the three months ended September 30, 2024 from $20.8 million for the three months ended September 30, 2023. The increase in the average balance was generally related to the measured use of borrowings to offset deposit outflows and to support the increase in the loan portfolio.

Net Interest Income. Net interest income decreased $244,000, or 23.2%, to $807,000 for the three months ended September 30, 2024 from $1.1 million for the three months ended September 30, 2023, primarily due to a decrease in the interest rate spread to 1.25% for the three months ended September 30, 2024 from 1.66% for the three months ended September 30, 2023 and a decrease in the net interest margin to 1.30% for the three months ended September 30, 2024, from 1.69% for the three months ended September 30, 2023. The decreases in the interest rate spread and the net interest margin were primarily due to an increase in the rates paid on interest-bearing liabilities in conjunction with an increase in other borrowings, partially offset by a 37 basis point increase in the weighted average yield on our interest earning assets.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL and unfunded loan commitments, a net provision of $10,000 comprising of a benefit of $55,000 to the ACL and a provision of $65,000 to the ACL for unfunded loan commitments was recorded for the three months ended September 30, 2024, compared to a provision of $36,000 to the ACL for the same period in 2023. The $26,000 change in provision expense is based on an analysis of current credit characteristics in conjunction with loss history of the loan portfolio and peer group loss data.

Noninterest Income. Noninterest income declined $60,000, or 10.6%, to $510,000 for the three months ended September 30, 2024 from $571,000 for the three months ended September 30, 2023. The change resulted primarily from a non-recurring $208,000 gain on the sale of fixed assets related to a branch property sale recognized in 2023. There was no such gain recognized in the 2024 period. This decline in non-interest income was offset by an $88,000 gain on an interest rate swap entered into late in 2023 and a $62,000 increase in other income, partially offset by a $16,000 decrease in mortgage banking income. The table below sets forth our noninterest income for the quarters ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

Service charges on deposit accounts	$19,860	$13,734	$6,126	44.6%
Interchange income	60,606	59,655	951	1.6%
Mortgage banking income	129,007	144,647	(15,640)	(10.8)%
Increase in cash value of life insurance	60,554	54,949	5,605	10.2%
Gain on sale of fixed assets	—	207,738	(207,738)	(100.0)%
Gain on sale of land held for sale	—	—
Gain on interest rate swap	88,246	—	88,246	—%
Other	152,034	90,033	62,001	68.9%
Total noninterest income	$510,307	$570,756	$(60,449)	(10.6)%

Noninterest Expense. Noninterest expense increased $49,000, or 2.8%, to $1.8 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023. Salary and benefit expenses increased $91,000 related to additional salary expense, data processing and information technology expense increased $12,000 due to the implementation of additional network services, and an increase of $12,000 in FDIC insurance premiums. These increases were offset by an overall decrease in other expense primary related to a $45,000 reduction in professional services expense. The table below sets forth our noninterest expense for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

Salaries and related benefits	$1,027,241	$935,770	$91,471	9.8%
Occupancy expense, net	165,351	162,493	2,858	1.8%
Data processing	247,212	235,100	12,112	5.2%
Advertising	25,282	39,257	(13,975)	(35.6)%
FDIC insurance premiums	79,809	68,189	11,620	17.0%
Other	244,175	299,642	(55,467)	(18.5)%
Total noninterest expense	$1,789,070	$1,740,451	$48,619	2.8%

Income Tax Expense. Our benefit for income taxes increased $117,000 to a benefit of $150,000 for the three months ended September 30, 2024, from a benefit of $33,000 for the three months ended September 30, 2023 due to an increase in loss before income taxes.

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

	For the Three Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$180,501	$2,165	4.82%	$177,888	$1,921	4.34%
Securities available for sale	23,415	135	2.32%	23,715	145	2.46%
Securities held to maturity	39,263	136	1.39%	39,523	138	1.40%
Cash, cash equivalents and other interest-earning assets	7,138	38	2.14%	8,639	35	1.63%
Total interest-earning assets	$250,317	$2,474	3.98%	$249,765	$2,239	3.61%
Noninterest-earning assets	$17,844			$16,980
Total assets	$268,161			$266,745

Interest-bearing liabilities:
Interest-bearing demand deposits	$30,244	$8	0.11%	$29,518	$8	0.11%
Savings deposits	32,517	4	0.05%	35,653	5	0.06%
Money market	42,998	76	0.71%	55,398	96	0.70%
Certificates of deposit	111,489	1,253	4.52%	103,820	874	3.39%
Total interest-bearing deposits	$217,248	$1,341	2.48%	$224,389	$983	1.76%
Borrowed funds	28,165	326	4.66%	20,766	205	3.97%
Total interest-bearing liabilities	$245,413	$1,667	2.73%	$245,155	$1,188	1.95%
Noninterest-bearing demand deposits	11,160			10,053
Other noninterest-bearing liabilities	1,215			789
Total liabilities	257,788			255,997
Total equity	10,373			10,748
Total liabilities and equity	$268,161			$266,745
Net interest income		$807			$1,051
Net interest rate spread (2)			1.25%			1.66%
Net interest-earning assets (3)	$4,904			$4,610
Net interest margin (4)			1.30%			1.69%
Average interest-earning assets to interest-bearing liabilities	102.0%			101.9%
(1)	Net deferred fee income included in interest earned on loans totaled $61,000 for the three months ended September 30, 2024 and $82,000 for the three months ended September 30, 2023.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$177,510	$6,233	4.69%	$177,888	$5,660	4.25%
Securities available for sale	23,416	412	2.35%	23,716	542	3.05%
Securities held to maturity	39,797	410	1.38%	39,523	412	1.39%
Cash, cash equivalents and other interest-earning assets	7,627	123	2.15%	7,669	54	0.94%
Total interest-earning assets	$248,350	$7,178	3.86%	$248,796	$6,668	3.58%
Noninterest-earning assets	$17,364			$17,949
Total assets	$265,714			$266,745

Interest-bearing liabilities:
Interest-bearing demand deposits	$30,411	$24	0.11%	$29,518	$21	0.10%
Savings deposits	32,648	13	0.05%	35,653	14	0.05%
Money market	46,422	243	0.70%	55,398	308	0.74%
Certificates of deposit	109,343	3,553	4.34%	103,820	2,158	2.78%
Total interest-bearing deposits	$218,824	$3,833	2.34%	$224,389	$2,501	1.48%
Borrowed funds	25,882	898	4.63%	20,766	512	3.30%
Total interest-bearing liabilities	$244,706	$4,731	2.58%	$245,155	$3,013	1.64%
Noninterest-bearing demand deposits	9,684			10,053
Other noninterest-bearing liabilities	1,242			789
Total liabilities	255,632			255,997
Total equity	10,082			10,748
Total liabilities and equity	$265,714			$266,745
Net interest income		$2,447			$3,655
Net interest rate spread (2)			1.28%			1.94%
Net interest-earning assets (3)	$3,644			$3,641
Net interest margin (4)			1.32%			1.96%
Average interest-earning assets to interest-bearing liabilities	101.5%			101.5%

(1)	Net deferred fee income included in interest earned on loans totaled $162,000 for the nine months ended September 30, 2024 and $255,000 for the nine months ended September 30, 2023.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$29	$215	$244	$(12)	$585	$573
Securities available-for-sale	(2)	(8)	(10)	(7)	(123)	(130)
Securities held-to-maturity	(1)	(1)	(2)	3	(5)	(2)
Cash, cash equivalents and other interest-earning assets	(6)	9	3	—	69	69
Total interest-earning assets	20	215	235	(16)	526	510

Interest-bearing liabilities:
Interest-bearing demand deposits	0	(0)	—	1	2	3
Savings deposits	(0)	(1)	(1)	(1)	—	(1)
Money market	(22)	2	(20)	(50)	(15)	(65)
Certificates of deposit	65	314	379	115	1,280	1,395
Total interest-bearing deposits	43	315	358	65	1,267	1,332
Borrowed funds	74	47	121	126	259	385
Total interest-bearing liabilities	117	362	479	191	1,526	1,717
Change in net interest income	$(97)	$(147)	$(244)	$(207)	$(1,000)	$(1,207)

Comparison of Operating Results for the Nine Months Ended September 30, 2024 and 2023

Net Income/(Loss). We recorded a net loss of $1.2 million for the nine months ended September 30, 2024, compared to a net loss of $531,000 for the nine months ended September 30, 2023, a change of $641,000 year-over-year. The increase in our net loss year-over-year resulted primarily from a $1.2 million decrease in net interest income due to increased funding costs and an increase of $126,000 in total noninterest expense, partially offset by a decrease of $133,000 in the provision for credit losses, an increase of $241,000 in noninterest income and an increase of $320,000 in the benefit for income taxes.

Interest Income. Interest income increased $510,000 or 7.6%, to $7.2 million for the nine months ended September 30, 2024, from $6.7 million for the nine months ended September 30, 2023, due to a $607,000 increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 44 basis points in the weighted average yield on the loan portfolio to 4.69% for the nine months ended September 30, 2024 from 4.25% for the same period in 2023. Interest income on securities and other investments decreased $98,000 to $945,000 for the nine months ended September 30, 2024 primarily due to $2.4 million in security maturities and paydowns during the nine months ended September 30, 2024.

Interest Expense. Total interest expense increased $1.7 million, or 57.0%, to $4.7 million for the nine months ended September 30, 2024, from $3.0 million for the nine months ended September 30, 2023. Interest expense on deposits increased $1.3 million or 53.3%, to $3.8 million for the nine months ended September 30, 2024 from $2.5 million for the nine months ended September 30, 2023. This increase was due primarily to an increase in the weighted average rate paid on certificates of deposit of 156 basis points to 4.34% for the nine months ended September 30, 2024 from 2.78% for the nine months ended September 30, 2023, combined with an increase in the average balance of such deposits of $5.5 million year-over-year and a $12.0 million decrease in the average balance of lower-cost savings and money market accounts year-over-year.

Interest expense on borrowed funds increased $386,000, or 75.4%, to $898,000 for the nine months ended September 30, 2024, from $512,000 for the nine months ended September 30, 2023. The rate paid on borrowed funds increased 138 basis points to 4.56% for the nine months ended September 30, 2024, from 3.18% for the nine months ended September 30, 2023 while the average balance of borrowed funds increased $5.1 million, or 24.6%, to $25.9 million for the nine months ended September 30, 2024 from $20.8 million for the nine months ended September 30, 2023. The increase in the average balance was generally related to the measured use of borrowings to offset deposit outflows and to support the increase in the loan portfolio.

Net Interest Income. Net interest income decreased $1.2 million, or 33.1%, to $2.4 million for the nine months ended September 30, 2024 from $3.6 million for the nine months ended September 30, 2023, primarily due to a decrease in the interest rate spread to 1.29% for the nine months ended September 30, 2024 from 1.95% for the nine months ended September 30, 2023 and a decrease in the net interest margin to 1.32% for the nine months ended September 30, 2024, from 1.97% for the nine months ended September 30, 2023. The decreases in the interest rate spread and the net interest margin were primarily due to an increase in the rates paid on interest-bearing liabilities in conjunction with an increase in other borrowings, partially offset by a 28 basis point increase in the weighted average yield on our interest earning assets.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL and unfunded loan commitments, a net provision of $130,000 comprising of a provision of $65,000 to the ACL and a provision of $65,000 to the ACL for unfunded loan commitments was recorded for the nine months ended September 30, 2024, compared to $263,000 for the same period in 2023.

Noninterest Income. Noninterest income increased $241,000, or 20.7%, to $1.4 million for the nine months ended September 30, 2024 from $1.2 million for the nine months ended September 30, 2023. The increase resulted primarily from a $51,000 increase in mortgage banking revenue due to increased activity, a $262,000 gain on an interest rate swap entered into late in 2023, and an increase of $179,000 in other noninterest income due to an increase of $25,000 in investment advisory income, a $78,000 increase in insurance agency income and a $78,000 increase in fee income related to off balance sheet deposit services. These increases were partially offset on a comparative basis due to a $208,000 gain on the sale on fixed assets related to a branch property sale and a $71,000 gain on other real estate owned that was recognized in the nine months ended September 30, 2023 while there were no such gains in the 2024 period. The table below sets forth our noninterest income for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

Service charges on deposit accounts	$60,212	$44,889	$15,323	34.1%
Interchange income	179,950	182,846	(2,896)	(1.6)%
Mortgage banking income	358,159	306,729	51,430	16.8%
Increase in cash value of life insurance	174,248	158,293	15,955	10.1%
Gain on sale of fixed assets	—	207,738	(207,738)	(100.0)
Gain on sale of land held for sale	—	71,012	(71,012)	(100.0)%
Gain on interest rate swap	261,691	—	261,691	—%
Other	371,138	192,441	178,697	92.9%
Total noninterest income	$1,405,398	$1,163,948	$241,450	20.7%

Noninterest Expense. Noninterest expense increased $126,000, or 2.4%, to $5.4 million for the nine months ended September 30, 2024 from $5.3 million for the nine months ended September 30, 2023. Data processing and information technology expense increased $94,000 due to the implementation of additional network services and an increase in other noninterest expense was due in large part to additional accounting and audit-related services. Salary and related benefits increased $114,000. The increase in noninterest expense when comparing the two periods was partially offset by a $57,000 decrease in net occupancy expense for the nine months ended September 30, 2024, which resulted primarily from the closing of one of our branch offices in the third quarter of 2023 combined with additional operational efficiencies that we implemented in 2023. The table below sets forth our noninterest expense for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,		Change
	2024	2023	Amount	Percent

Salaries and related benefits	$3,075,624	$2,961,553	$114,071	3.9%
Occupancy expense, net	499,010	556,045	(57,035)	(10.3)%
Data processing	811,875	717,955	93,920	13.1%
Advertising	109,635	128,145	(18,510)	(14.4)%
FDIC insurance premiums	231,292	223,195	8,097	3.6%
Other	678,266	692,662	(14,396)	(2.1)%
Total noninterest expense	$5,405,702	$5,279,555	$126,147	2.4%

Income Tax Expense. Our benefit for income taxes increased $320,000 to a benefit of $512,000 for the nine months ended September 30, 2024, from a benefit of $192,000 for the nine months ended September 30, 2023 due to an increase in loss before provision (benefit from) income taxes.

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

We recently entered into an interest rate swap for the purpose of mitigating interest rate risk, but it is not our policy to enter into such transactions on a regular basis. The interest rate swap was designated as a fair value last of layer hedge for certain fixed-rate prepayable loans and had a notional value of $25.0 million at September 30, 2024.

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

The following table sets forth, as of September 30, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At September 30, 2024
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$(96)	(2.77)%
200	(45)	(1.31)%
100	(18)	(0.51)%
Level	—	—%
(100)	155	4.50%
(200)	302	8.77%
(300)	439	12.75%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2024, we would have experienced a 1.31% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.77% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of September 30, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At September 30, 2024
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$12,274	$(8,379)	(40.57)%
200	15,662	(4,991)	(24.17)%
100	18,112	(2,541)	(12.30)%
Level	20,653	n/a	—%
(100)	23,316	2,663	12.89%
(200)	26,031	5,378	26.04%
(300)	28,184	7,531	36.46%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2024, we would have experienced a 24.17% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 26.04% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates. The decrease in EVE that we would experience in the event of an instantaneous parallel 200 basis point increase in market interest rates is outside of the limits set forth in the Bank’s new asset/liability management policy. While the Bank has developed policies and procedures that it believes will help reduce its interest rate exposure, any targeted improvement is expected to be realized gradually given the constraints imposed by the Bank’s current balance sheet composition and capital structure as well as regulatory requirements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Market Risk” and “Supervision and Regulation—Informal Agreements with Regulators” included in the Prospectus dated June 28, 2024.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At September 30, 2024, we had outstanding advances of $21.8 million from the FHLB. At September 30, 2024, we had unused borrowing capacity of $44.8 million from the FHLB. At September 30, 2024, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at September 30, 2024 we had a $6.0 million line of credit with a correspondent bank. We have not drawn against the Discount Window or the line of credit. Additionally, we participated in the Federal Reserve Board’s BTFP in January 2024 and had a $3.5 million outstanding borrowing at September 30, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this filing.

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

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6.0% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At September 30, 2024 and December 31, 2023, we had a net worth ratio of 6.04% and 4.50%, respectively.

At September 30, 2024 and December 31, 2023, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. However, we operate under an MOU with the Department and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital and total risk-based capital ratio levels above that which are required under federal regulatory capital regulations and a net worth ratio (as defined under Wisconsin law) of 6.0%. At September 30, 2024, we had Tier 1 capital equal to 7.4% of total average assets, total risk-based capital equal to 13.5% of risk-weighted assets and a net worth ratio of 6.04%. At December 31, 2023, we had Tier 1 capital equal to 6.3% of total average assets, total risk-based capital equal to 11.9% of risk-weighted assets and a net worth ratio of 4.50%. Our net worth ratio for purposes of compliance with Wisconsin law is calculated differently from the federal regulatory capital regulations in that it reflects the impact of the Bank’s unallocated general loan loss reserves. The Bank’s unallocated general loan loss reserves do not impact the calculation of the federal regulatory capital ratios.

The net proceeds contributed to the Bank from the stock offering completed on September 20, 2024, have significantly increased our liquidity and capital resources. Over time, the initial level of liquidity will be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations will be enhanced by the net proceeds from the offering, which will increase our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, as well as other factors associated with the offering, our return on equity may be adversely affected for a period of time following the offering. This could negatively affect the trading price of our shares of common stock.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2024, we had outstanding commitments to originate loans of $18.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2024 totaled $94.4 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on a quarterly basis. Our losses related to the unfunded commitments as of September 30, 2024 were estimated to be $68;000. We have provisioned for this exposure and recorded a reserve of $68,000 as of September 30, 2024.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2024. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2024, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Articles of Incorporation of EWSB Bancorp, Inc. (1)

3.2	Bylaws of EWSB Bancorp, Inc. (2)

4	Form of Common Stock of EWSB Bancorp, Inc. (3)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials for the nine months ended September 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, (Commission File No. 333-277828), initially filed on March 11, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, (Commission File No. 333-277828), initially filed on March 11, 2024.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-277828), initially filed on March 11, 2024

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWSB BANCORP, INC.

Date: November 13, 2024	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer