Form 10-K
period 2024-12-31
EWSB Bancorp, Inc. /MD/
filed 2025-03-24
CIK 2013792

an

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 333-277828

EWSB BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-2899738
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Based on the closing price as reported on the Nasdaq Global Select Market, the aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2024 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $0. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 24, 2025, the Registrant had 752,538 shares of common stock, par value $0.01 per share issued and outstanding.

Documents Incorporated by Reference

List by reference here if applicable.

EXPLANATORY NOTE

EWSB Bancorp, Inc. (the “Company,” “we” or “our”) is the stock holding company for East Wisconsin Savings Bank (the “Bank”). The Company became the holding company for the Bank upon the completion of the conversion of Wisconsin Mutual Bancorp, MHC (the “MHC”) from the mutual holding company to the stock holding company form of organization on September 20, 2024 the date of the conversion transaction closing. Accordingly, the audited financial statements, as well as other financial information at or prior to September 20, 2024, contained in this Annual Report on Form 10-K relate solely to the consolidated financial results of Wisconsin Mutual Bancorp, MHC and subsidiaries.

PART I

Item 1. Business

Cautionary Note Regarding Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K that are not historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements, which are based on certain current assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of the words “may,” “will,” “should,” “could,” “would,” “plan,” “potential,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “expect,” “target” and similar expressions. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our vulnerability to interest rates;
●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to comply with the confidential memorandum of understanding (“MOU”) with the Wisconsin Department of Financial Institutions (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”);
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;

●	fluctuations in real estate values and residential real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to execute on our business strategies, including increasing our loan originations;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	the effects of a Federal government shutdown;
●	the ability of the U.S. Government to manage federal debt limits;
●	the imposition of tariffs or other domestic or international governmental policies;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

BUSINESS OF EWSB BANCORP, INC.

EWSB Bancorp, Inc. is a Maryland corporation and owns 100% of the outstanding common stock of East Wisconsin Savings Bank (the “Bank”). On September 20, 2024, we completed our initial public offering of common stock in connection with the conversion of MHC from the mutual holding company to the stock holding company form of organization. The Company sold 752,538 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $7.5 million. Since the completion of our initial public offering, we have not engaged in any significant business activity other than owning the common stock of and having deposits in East Wisconsin Savings Bank. At December 31, 2024, we had consolidated assets of $273.3 million, consolidated deposits of $231.5 million and consolidated stockholders equity of $15.6 million.

The corporate offices of the Company are located at 109 West Second Street, Kaukauna, Wisconsin 54130, and its telephone number is (920) 766-4646. The Company is subject to comprehensive regulation and examination by the Federal Reserve Board.

EWSB Bancorp, Inc. is a public company, and files current, quarterly and annual reports with the Securities and Exchange Commission. These reports and any amendments to these reports are available for free on our website www.eastwis.com as soon as reasonably practicable after we electronically file such materials with, or furnish it to, the Securities and Exchange Commission. Information on our website should not be considered a part of this Annual Report on Form 10-K. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

BUSINESS OF EAST WISCONSIN SAVINGS BANK

General

The Bank is a Wisconsin-chartered stock savings bank headquartered in Kaukauna, Wisconsin. The Bank was organized in 1887 under the name Kaukauna Savings and Loan Association. In 1972, the Bank changed its name to East Wisconsin Savings and Loan Association and in 1997, the Bank changed its name to East Wisconsin Savings Bank, S.A. In 2017, the Bank reorganized into the no stock mutual holding company form of ownership. The Bank operates through its headquarters in Kaukauna and branches in Appleton, Freedom, and Kimberly, Wisconsin. We consider our primary lending market area to be Outagamie County, Wisconsin, and its adjoining counties.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential real estate loans, as well as marine and recreational vehicle loans, home equity loans and lines of credit, and other consumer loans. To a lesser extent, we originate commercial real estate, multifamily, construction and commercial loans. At December 31, 2024, $130.1 million, or 69.3%, of our total loan portfolio was comprised of one- to four-family residential real estate loans, $31.2 million, or 16.6%, of our total loan portfolio was comprised of marine and recreational vehicle loans, $8.1 million, or 4.3%, of our total loan portfolio was comprised of home equity loans and lines of credit, $6.8 million, or 3.6%, of our total loan portfolio was comprised of construction loans and $4.2 million, or 2.2%, of our total loan portfolio was comprised of other consumer loans. We also invest in securities, consisting primarily of U.S. Treasury and federal agency securities, including agency mortgage-backed securities, securities issued by state and political subdivisions and corporate bonds. We offer a variety of deposit accounts, including certificates of deposit, money market accounts, savings accounts and interest-bearing and noninterest-bearing demand accounts. We historically have utilized advances from the Federal Home Loan Bank to assist in funding our operations and we had $24.2 million of FHLB advances at December 31, 2024.

The Bank is subject to comprehensive regulation and examination by the Department and the FDIC. Our website address is www.eastwis.com. Information on our website is not considered a part of this document.

Market Area

We conduct our operations from our headquarters and four branch offices, all of which are located in Outagamie County, Wisconsin. According to information from Census Reporter, out of 72 counties in Wisconsin, Outagamie County is the sixth most populous with a population of approximately 194,199 in 2024. Outagamie County’s population has increased at an annual rate of 0.6% from 2019 to 2024, which was a faster growth rate than both Wisconsin as a whole and the United States during the same period. Likewise, age distribution measures reflect that Outagamie County has a slightly younger population relative to Wisconsin and the United States. The favorable population growth trend and comparatively younger population are both supportive of demand for the financial services that the Bank offers.

The economy in our primary market area has benefited from being varied and diverse, with a broad economic base with underlying support from the presence of diverse manufacturing and medical technology institutions. According to information from Census Reporter, in 2024, Outagamie County had a median household income of approximately $85,784. In 2024, the median household income for Wisconsin was approximately $74,600 and the median household income was approximately $77,700 for the United States. As of December 2024, the unemployment rate was 2.5% for Outagamie County compared to 3.0% for Wisconsin and a national rate of 4.1%.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies, financial technology or “fintech” companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. Based on FDIC data at June 30, 2024 (the latest date for which information is available), we had 5.3% of the FDIC-insured deposit market share in Outagamie County, making us the seventh largest out of 19 banks operating in the county.

We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend toward consolidation of the financial services industry. Technological advances, for example, have lowered barriers to entry, which have allowed banks to expand their geographic reach by providing services over the internet and made it possible for non-depository institutions, including financial technology companies, to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our growth in the future.

Lending Activities

Our principal lending activity is originating one- to four-family residential real estate loans, as well as marine and recreational vehicle loans, construction, home equity loans and lines of credit, and other consumer loans. To a lesser extent, we originate commercial real estate, multifamily, and commercial loans. Subject to market conditions and our asset-liability analysis, we expect to continue to grow our originations of one- to four-family residential real estate loans (both owner-occupied and non-owner occupied) and, to a limited degree, marine and recreational vehicle loans and commercial real estate loans. We currently sell a significant majority of the longer term, fixed-rate one- to four-family residential real estate loans that we originate on a servicing retained basis while retaining shorter term fixed-rate, and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans held for sale, at December 31, 2024 or December 31, 2023.

	At December 31,
	2024		2023
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate
One to four family residential	$130,077	69.3%	$122,240	69.7%
Home equity	2,241	1.2%	2,064	1.2%
Equity line of credit	5,824	3.1%	4,147	2.4%
Construction	6,755	3.6%	3,978	2.3%
Multi-family	1,271	0.7%	1,485	0.8%
Commercial	2,588	1.4%	2,334	1.3%
Commercial installment	3,514	1.9%	4,373	2.5%
Consumer
Marine and recreational	31,150	16.6%	30,800	17.5%
Other consumer	4,212	2.2%	4,038	2.3%
Subtotal	$187,632	100.0%	$175,459	100.0%

Allowance for credit losses	(1,126)		(1,057)
Unearned loan fees	(151)		(87)
Loans, net	$186,355		$174,315

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2024. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to		Equity line of
	four-family	Home equity	credit	Construction	Multifamily

	(In thousands)
Amounts due in:
One year or less	$389	$—	$2,257	$285	$142
After one through five years	2,265	216	3,567	—	—
After five through 15 years	35,597	1,949	—	563	919
More than 15 years	91,826	76	—	5,907	210
Total	$130,077	$2,241	$5,824	$6,755	$1,271

			Marine and
	Commercial		recreational
	real estate	Commercial	vehicle	Other consumer	Totals

	(In thousands)
Amounts due in:
One year or less	$147	$1	$41	$60	$3,322
After one through five years	1	1,586	1,943	3,296	12,874
After five through 15 years	613	1,927	29,166	856	71,590
More than 15 years	1,827	—	—	—	99,846
Total	$2,588	$3,514	$31,150	$4,212	$187,632

The following table sets forth our fixed and adjustable-rate loans at December 31, 2024 that are contractually due after December 31, 2025.

	Due After December 31, 2025
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
One- to four-family	$59,864	$69,824	$129,688
Home equity	2,241	—	2,241
Equity line of credit	—	3,567	3,567
Construction	6,079	391	6,470
Multifamily	126	1,003	1,129
Other commercial real estate	857	1,584	2,441
Commercial	3,513	—	3,513
Consumer instalment:
Marine and recreational vehicle	31,109	—	31,109
Other consumer	4,152	—	4,152
Total	$107,941	$76,369	$184,310

One- to Four-Family Residential Real Estate Lending. The primary focuses of our lending has long been the origination of long-term loans secured by mortgages on primarily owner-occupied, one- to four-family residences. At December 31, 2024, $130.1 million, or 69.3%, of our total loan portfolio, consisted of one- to four-family residential real estate loans. The vast majority of the one- to four-family residential real estate loans that we originate are secured by properties located in our primary market area. See “Originations, Sales and Purchases of Loans.” At December 31, 2024, $13.6 million, or 10.5% of residential mortgage loans, were secured by non-owner occupied properties. At December 31, 2024, our largest residential mortgage loan had an outstanding balance of $1.3 million and was performing according to its original terms. The average principal loan balance of our one- to four-family residential real estate loans was $138,800 at December 31, 2024.

Our one- to four-family residential real estate loans are generally underwritten to secondary market guidelines. We currently sell a significant majority of the fixed-rate one- to four-family residential real estate loans that we originate on a servicing retained basis while retaining shorter term fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. See “Originations, Sales and Purchases of Loans.” We generally limit the loan-to-value ratios of our one- to four-family residential real estate loans to 80% of the appraised value, purchase price or cost, whichever is lowest. In addition, we may make one- to four-family residential real estate loans with loan-to-value ratios in excess of 80% of the appraised value, purchase price or cost, whichever is less, where the borrower obtains private mortgage insurance. We also originate certain non-conforming loans in excess of limits established by the Federal Housing Finance Agency, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans and at December 31, 2024, approximately 1.5% of our one- to four-family residential real estate loans were jumbo loans with an average balance of less than $508,000.

Our fixed- and adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 30 years, though one- to four-family residential real estate loans often remain outstanding for shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. At December 31, 2024, $69.8 million, or 43.5%, of our one- to four-family residential real estate loans were adjustable-rate loans.

We originate our adjustable-rate one- to four-family residential real estate loans with initial fixed interest rate periods of three, five and seven years and then adjust annually for the balance of the loan term, based on changes in a designated market index. Generally, these loans are limited to a 100 basis point (1%) initial increase/decrease in their interest rate, a 100 basis point (1%) increase/decrease in their interest rate annually after the initial adjustment and a maximum upward adjustment of 600 basis points (6%) over the life of the loan and the floor being the designated interest rate margin (2.75% minimum). We determine whether a borrower qualifies for an adjustable-rate mortgage loan based on our lending policy.

A subset of our one to four-family residential real estate operation is our construction lending, primarily to owner occupied consumer borrowers. At December 31, 2024, we had $6.8 million in construction loans. Our construction loans are primarily secured by properties in our market area. Our construction loans are fixed-rate interest-only loans that provide for the payment of interest during construction phase. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full. These loans are underwritten to our normal residential real estate underwriting procedures. At December 31, 2024, or largest outstanding construction loan was for $2.2 million of which $1.4 million was outstanding. The loan was performing according to its contractual terms at December 31, 2024.

We generally do not offer “interest-only” mortgage loans on one- to four-family residential real estate loans, except with regard to our construction loans, as described above. We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on their loan, resulting in an increased principal balance during the life of the loan. Additionally, we do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios).

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Our one- to four-family residential real estate loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our one- to four-family residential mortgage loans customarily include “due-on-sale” clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. All borrowers are required to obtain title insurance or an attorney’s opinion. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

Marine and Recreational Vehicle Lending. At December 31, 2024, we had $31.2 million, or 16.6%, of our total loans in marine and recreational vehicle loans. Marine and recreational vehicle loans are typically made through a long-standing broker relationship and are primarily secured by boats and motor homes purchased in the upper Midwest of the United States. These loans typically have a maximum loan term of 15 years and are made at a fixed rate. For each marine or recreational vehicle loan arranged through our broker relationship, we generally pay the broker a commission based on the size of the loan. Marine and recreational vehicle loans are generally limited to no more than 120% of invoice for new and 100% of National Automobile Dealers Association Marine Appraisal Guide used price plus taxes and fees. Marine and recreational vehicle borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow. Marine and recreational vehicle lending supports our ALCO management as such loans generally have shorter terms and higher rates than fixed-rate residential loans.

Home Equity Loans and Lines of Credit. In addition to one- to four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2024, we had $8.1 million, or 4.3%, of our total loan portfolio in home equity loans and lines of credit.

Home equity loans and lines of credit are generally underwritten using the same criteria that we use to underwrite one- to four-family residential real estate loans with terms of up to 15 years. Home equity loans and lines of credit may be underwritten with a loan-to-value ratio of up to 90% when combined with the principal balance of the existing first mortgage loan.

Home equity loans and lines of credit are generally secured by junior mortgages and have greater risk than one- to four-family residential real estate loans secured by first mortgages. We face the risk that the collateral will be insufficient to compensate us for loan losses and costs of foreclosure, after repayment of the senior mortgages, if applicable. When customers default on their loans, we attempt to foreclose on the property and resell the property as soon as possible to minimize foreclosure and carrying costs. However, the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and we may be unsuccessful in recovering the remaining balance from those customers. Particularly with respect to our home equity loans and lines of credit, decreases in real estate values could adversely affect our ability to fully recover the loan balance in the event of a default.

Other Consumer Loans. We originate limited amounts of other consumer loans. At December 31, 2024, our portfolio of other consumer loans totaled $4.2 million, or 2.2% of our total loan portfolio. The other consumer loans that we originate generally consist of loans secured by automobile loans, deposits and miscellaneous other types of installment loans including a limited amount of unsecured personal loans.

Multifamily Lending and Other Commercial Real Estate. Our commercial real estate and multifamily loans are secured primarily by owner-occupied commercial properties, multifamily properties and retail or mixed use properties, almost all of which are located in our Outagamie County lending market and the surrounding area. At December 31, 2024, we had $3.9 million in the aggregate in multifamily loans and other commercial real estate, representing 2.1% of our total loan portfolio.

We generally originate adjustable-rate multifamily and other commercial real estate loans with maximum terms of up to 30 years. From time to time, we will also originate fixed-rate loans in these portfolios. We generally limit loan-to-value ratios to 95% of the appraised value or purchase price, whichever is lower. Loans over 80% are required to have mortgage insurance. All of our multifamily and other commercial real estate loans are subject to our underwriting procedures and guidelines.

At December 31, 2024, neither our largest multifamily loans-to-one borrower nor our largest other commercial real estate loans-to-one borrower was at or exceeding $1.8 million.

We consider a number of factors in originating multifamily and other commercial real estate loans. We evaluate the qualifications and financial condition of the borrower (including credit history), profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, among other factors we consider the net operating income of the mortgaged property before debt service and depreciation, the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that, subject to certain exceptions, it is at least 1.20x for multifamily and other commercial real estate loans. Our multifamily and other commercial real estate loans are appraised by outside independent and qualified appraisers that are duly approved in accordance with the Bank’s policy. Personal guarantees are often obtained from multifamily and other commercial real estate borrowers. Each borrower’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Commercial. At December 31, 2024, commercial loans were $3.5 million, or 1.9% of total loans. Our commercial loans include both term loans and lines of credit made with either fixed or adjustable interest rates. Almost the entire portfolio is comprised of loans originated and serviced by a national broker specializing in the professional and healthcare industries. All loans purchased are fully reviewed and underwritten pursuant to our policies and procedures.

Loan Underwriting Risks

Adjustable-Rate Residential Real Estate Loans. Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents.

Construction. Our construction loans are based upon estimates of costs and values associated with the completed project. Underwriting is focused on the borrower’s financial strength, credit history and demonstrated ability to produce a quality product and effectively market and manage their operations.

Construction lending involves additional risks when compared with permanent lending because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Risk of loss on a construction loan also depends on the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. In addition, generally during the term of a construction loan, interest may be funded by the borrower or disbursed from an interest reserve set aside from the loan budget. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the loan upon the sale of the property. Construction loans also carry the risk that construction will not be completed on time in accordance with specifications and projected costs. These loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If the appraised value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss in the event of non-payment by the borrower.

Marine and Recreational Vehicle Lending. Marine and recreational vehicle loans may entail greater risk than one- to four-family residential real estate loans. Repossessed collateral for a defaulted marine or recreational vehicle loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Further, any collateral securing such loan will likely depreciate over time, be difficult to appraise and fluctuate in value.

Consumer Loans. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, or for which there is a limited re-sale market. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Multifamily and Other Commercial Real Estate Loans. Loans secured by multifamily properties or other commercial real estate generally have larger balances and involve a greater degree of risk than owner-occupied, one- to four-family residential real estate loans. The primary concern in commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject, to a greater extent than residential real estate loans, to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we may require borrowers and loan guarantors to provide quarterly, semi-annual or annual financial statements, depending on the size of the loan, on commercial real estate loans. In reaching a decision on whether to make a commercial real estate loan, we consider and review a global cash flow analysis of the borrower and consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property. We have generally required that the properties securing these real estate loans have an aggregate debt service ratio, including the guarantor’s cash flows and the borrower’s other projects, of at least 1.20x for multifamily and commercial real estate loans. While this is a small percentage of our business, our analysis may require an environmental phase one report when the possibility exists that hazardous materials may have existed on the site, or the site may have been impacted by adjoining properties that handled hazardous materials.

If we foreclose on a multifamily or commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial. As of December 31, 2024, we held no “other real estate owned” as a result of foreclosures (or the acceptance of a deed in lieu of foreclosure).

Commercial. Unlike residential real estate loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment or other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flows of the borrower’s business. As a result, the Bank historically has had a very small presence in this space. Such loans must comply with our consumer lending guidelines. Commercial loans are primarily loans purchased from a national financial services firm that specializes in loans to the professional and healthcare industries. Like consumer loans, the commercial loans that we purchase from this firm may entail greater risk than residential mortgage loans. Like consumer loans, collections on commercial loans depend on the borrower’s continuing financial stability, and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy.

Credit support provided by the borrower for most of these loans is based on the enforcement of a personal guarantee. Further, any collateral securing such loans may depreciate over time, may be difficult to appraise and may fluctuate in value. As a result, the availability of funds for the repayment of commercial loans may depend substantially on the success of the business itself.

Originations, Participations, Sales and Purchases of Loans

Our loan originations are generated by our loan personnel operating at our banking offices and mortgage loan originators. Additionally, in recent years, we have purchased consumer and commercial loans. We also obtain referrals from existing and former customers and from accountants, real estate brokers, builders and attorneys. All loans we originate are underwritten pursuant to our policies and procedures which incorporate secondary market underwriting guidelines to the extent applicable for residential loans.

While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period.

Consistent with our interest rate risk strategy, we originate for sale and sell a significant majority of the longer term, fixed-rate one- to four-family residential real estate loans that we originate on a servicing retained basis while retaining shorter term fixed-rate, adjustable-rate and non-conforming one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. We consider our balance sheet as well as market conditions on an ongoing basis in making decisions as to whether to hold loans we originate for investment or to sell such loans, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint.

In addition, we have sold loans in the past to the FHLB pursuant to the Mortgage Partnership Finance program consisting of long-term, fixed-rate single-family residential loans originated which had interest rates below certain levels established by the board of directors. Such sales provide for a limited amount of recourse. At December 31, 2024, the outstanding balance of our loans subject to recourse was approximately $18.8 million with a remaining credit obligation balance of approximately $669,000.

As a supplement to our in-house loan originations, we have entered into an agreement with an unaffiliated broker as a source for certain marine and recreational vehicle loans. This broker does not have an ownership interest in or any common employees or directors. The broker is located in our market area. For each marine or recreational vehicle loan arranged through our broker relationship, we generally pay the broker a commission based on the loan amount. We use the same parameters in evaluating these loans as we do for our in-house loan originations.

We also have an agreement with a national financial services firm that specializes in loans to the professional and healthcare industries. The Bank purchases loans originated by this firm as they offer unique features designed to provide a reliable source of quality loan portfolio growth that is fully compliant with our lending guidelines. The firm services these loans and the Bank holds the notes. These loan purchases can only be approved by an officer of the Bank and are limited, in aggregate, to 20% of total capital. Loans purchased from the firm are fully documented and reviewed for multiple factors, including, but not limited to, debt-to-income, cash flow coverage, FICO and other matrix scores, and all the loans have terms of 180 months or less.

We occasionally purchase loan participations in commercial loans originated by another local financial institution acting as the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2024, the outstanding balances of our loan participations where we are not the lead lender totaled $3.0 million, or 1.60% of our loan portfolio. All such loans were performing in accordance with their original repayment terms. Historically, we have not purchased whole loans.

Loan Approval Procedures, Loans to One Borrower Limit and Lending Authority

Pursuant to applicable Wisconsin law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital (25% if the amount in excess of 20% is secured by “readily marketable collateral”). At December 31, 2024, based on the 20% limitation, our loans-to-one-borrower limit was approximately $4.5 million.

At December 31, 2024, our general internal limit on an aggregate loan relationship-to-one borrower (and related entities) was also 20% of our capital. At December 31, 2024, our largest loan relationship with one borrower was 6 loans aggregating to $1.8 million, which were secured by apartment buildings with four or less units that are located in Outagamie County. All of the loans were performing in accordance with their contractual terms on that date.

As a result of the offering, our loans-to-one borrower limit will increase on a dollar basis and, consistent with our strategy to grow segments of our loan portfolio, we may originate and retain in our portfolio larger loan relationships, while also remaining diversified with smaller and mid-sized relationships as well.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loans are made consistent with our loan policies and procedures, and the underwriting and review of a loan decision is designed primarily to determine the borrower’s ability to repay the requested loan.

The board of directors has overall responsibility for our lending policy, and the board reviews this policy at least annually.

The board of directors has delegated loan approval authority to certain officers up to prescribed limits, depending on the officer’s experience, the type of loan and whether the loan is secured or unsecured. Loan applications for residential real estate of greater than $400,000 require approval by the Loan Committee, which consists of three of the Bank’s directors, Ms. Hoersch, Ms. Cruz and Mr. Haen, and the Chairman, President and Chief Executive Officer, Mr. Schmalz. Underwriting of these applications are completed or reviewed by the Vice President of Lending (or designated signer). As with residential real estate, loans for commercial real estate of greater than $400,000 up to our internal loans-to-one relationship limitation require approval by the Loan Committee. All commercial loans we originate up to $400,000 (excluding loans purchased through the national financial services firm) are approved by the Vice President of Lending (or designated signer), and all commercial loans we originate over $400,000 are approved by the Loan Committee. Loan policy exceptions are fully disclosed to the approving authority, either an individual officer or the appropriate management or Loan Committee prior to approval. Reporting on Policy exceptions is included within each Loan Committee meeting and quarterly board meeting and subsequent board package.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to current status. Past due notices are generated automatically once a loan is 16 days past due. If the payment is not received by the 30th day, a second notice is mailed. Collection activity including phone calls and other approved forms of communication may occur to remedy the delinquency. If the loan reaches 45 days past due without cooperation, a right to cure is sent out and the borrower has 15 days in which to satisfy the right to cure. If there are still no payments, and no cooperation on the part of the borrower, a demand letter is sent and we may consult with our attorney demanding that the loan be brought entirely current within 30 days. If there are still no payments and no cooperation from the borrower, the matter may be turned over to the attorney to start legal action for foreclosure when the loan reaches 120 days delinquent.

Loans Past Due and Non-Performing Assets. Loans are reviewed on a regular basis. Management determines that a loan is non-performing when it is probable at least a portion of the loan will not be collected in accordance with the original terms due to a deterioration in the financial condition of the borrower or the value of the underlying collateral has deteriorated if the loan is collateral dependent. When a loan is specifically identified as collateral dependent, the measurement of the loan in the allowance for credit losses is based on present value of expected future cash flows, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. Non-accrual loans are loans for which collectability is questionable and, therefore, interest on such loans will no longer be recognized on an accrual basis. All loans that become 90 days or more delinquent are placed on non-accrual status unless the loan is well secured and in the process of collection. When loans are placed on non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received on a cash basis. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2024, we had no real estate owned.

Effective January 1, 2023, we adopted ASU 2022-02 Financial Instruments - Credit Losses (Topic 326) Troubled Debt Restructurings (TDR) and Vintage Disclosures, which removed the existing measurement and disclosure requirements for troubled debt restructuring (“TDR”) loans and added additional disclosure requirements related to modifications provided to borrowers experiencing financial difficulty. Prior to adoption, a change in contractual terms of a loan where a borrower was experiencing financial difficulty and received a concession not available through other sources was required to be disclosed as a TDR, whereas now a borrower that is experiencing financial difficulty and receives a modification in the form of principal forgiveness, interest rate reduction, an other-than-insignificant payment delay or a term extension in the current period is disclosed as a modification to a borrower experiencing financial difficulty.

We may modify the contractual terms of a loan to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. A borrower is considered to be experiencing financial difficulty when there is significant doubt about the borrower’s ability to make required payments on the debt or to get equivalent financing from another creditor at a market rate for similar debt. A loan placed on nonaccrual because the borrower is experiencing financial difficulty may be returned to accrual status when all contractually due interest and principal has been paid and the borrower demonstrates the financial capacity to continue to pay as agreed, with the risk of loss diminished. We had no loans classified as modifications to borrowers experiencing financial difficulty as of December 31, 2024 and December 31, 2023.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	At December 31,
	2024			2023
			90 Days			90 Days
	30-59	60-89	or	30-59	60-89	or
	Days	Days	More	Days	Days	More
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due

	(In thousands)
One- to four-family	$1,551	$190	$—	$1,166	$395	$—
Home equity	—	—	—	—	60	—
Equity line of credit	—	—	—	—	—	—
Construction	1	—	—	—	—	—
Maine and recreational vehicle	128	6	—	—	250	—
Total	$1,680	$196	$—	$1,166	$705	$—

Non-Performing Assets. The following table sets forth information regarding our non-performing assets. Non-performing assets include loans that are 90 or more days past due or on non-accrual status and real estate and other loan collateral acquired through foreclosure and repossession. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, management may place such loans on non-accrual status immediately, rather than waiting until the loan become 90 days past due.

	At December 31,
	2024	2023

	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$—	$—
Other consumer	12	18
Total accruing loans past due 90 days or more	305	—
Total non-performing loans	$317	$18
Foreclosed assets	$—	$—
Total non-performing assets	$317	$18
Total accruing troubled debt restructured loans	$—	$—
Total non-performing loans to total loans	0.17%	0.01%
Total non-accrual loans to total loans	0.01%	0.01%
Total non-performing assets to total assets	0.12%	0.01%

Classified Assets. Federal regulations provide that each insured savings institution classify its assets on a regular basis. In addition, in connection with examination of insured depository institutions, federal and Wisconsin banking regulators have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

In connection with the filing of our periodic regulatory reports and according to our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification according to applicable regulations. If a problem loan deteriorates in asset quality, the classification is changed to “substandard,” “doubtful” or “loss” depending on the circumstances and the evaluation. Generally, loans 90 days or more past due are placed on nonaccrual status and classified “substandard.”

The table below sets forth our classified loans at the dates indicated. We did not have any “special mention” loans at the dates indicated.

At December 31,
	2024	2023

(In thousands)
Substandard assets	$—	$—
Doubtful assets	—	—
Loss assets	—	—
Total classified loans	$—	$—

Other Loans of Concern. At December 31, 2024, except for loans included in the above table, there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Provision for Credit Losses. On January 1, 2023, we adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. Under this new current expected loss model, provisions for credit losses are charged to operations to establish an allowance for credit losses at a level to cover expected losses over the expected life of a loan or securities portfolio. Under the previous “incurred loss” model, provisions for loan losses were charged to operations to establish an allowance for loan losses at a level necessary to absorb known and inherent losses in our loan portfolio that are both probable and reasonably estimable at the date of the consolidated financial statements. In evaluating the level of the allowance for credit losses, management analyzes reasonable and supportable forecasts and several qualitative loan portfolio risk factors including, but not limited to, management’s ongoing review and grading of loans, facts and issues related to specific loans, historical loan loss and delinquency experience, trends in past due and non-accrual loans, existing risk characteristics of specific loans or loan pools, the fair value of underlying collateral, current economic conditions and other qualitative and quantitative factors which could affect potential credit losses.

Our allowance for credit losses was $1.1 million at December 31, 2024 compared to $1.1 million at December 31, 2023. The ratio of our allowance for credit losses to total loans was 0.60% at December 31, 2024 and 0.60% at December 31, 2023, while the allowance for credit losses to non-performing loans is considered to be insignificant and not measurable at December 31, 2024 and December 31, 2023.

Additions to the allowance for credit losses are provided by charges against income based on various factors, which, in our judgment, deserve current recognition in estimating expected losses. Credit losses are charged-off in the period the loans, or portion thereof, are deemed uncollectible. Generally, the Company will record a loan charge-off (including a partial charge-off) to reduce a loan to the estimated fair value of the underlying collateral, less cost to sell, for collateral dependent loans. We regularly review the loan portfolio in order to maintain the allowance for credit losses in accordance with U.S. GAAP.

As an integral part of their examination process, the Department and the FDIC will periodically review our allowance for credit losses, and as a result of such reviews, we may determine to adjust our allowance for credit losses. However, regulatory agencies are not directly involved in the process for establishing the allowance for credit losses as the process is our responsibility and any increase or decrease in the allowance is the responsibility of management.

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At or For the Year Ended
	December 31,
	2024		2023

	(Dollars in thousands)
Allowance for credit losses at beginning of period	$1,057			$909
Provision for credit losses	85		—	145
Charge-offs:
Marine and recreational	10			—
Other consumer	12			22
Total charge-offs	22			22

Recoveries:
Other consumer	6			25
Total recoveries	6			25

Net recoveries (charge-offs)	(16)			3

Allowance at end of period	$1,126			$1,057

Allowance for credit losses to total loans outstanding at end of period	0.60%			0.60%
Non-accrual loans to total loans outstanding at end of period	0.01%			0.01%
Allowance for credit losses to non-accrual loans at end of period	NM	%		NM	%
Net recoveries (charge-offs) to average loans outstanding during period	NM	%		NM	%

NM - Not Meaningful

The following table sets forth additional information with respect to charge-offs by category for the periods indicated.

	For the Year Ended
	December 31,
	2024	2023
Net recoveries (charge-offs) to average loans outstanding during the period:
Marine and recreational vehicle	(0.03)%	—%
Other consumer	(0.15)%	0.07%

Allocation of Allowance for Credit Losses. The following table sets forth the allowance for credit losses allocated by loan category and the percent of the allowance in each category to the total allocated allowance at the dates indicated. The CECL ACL lifetime loss rates utilized in the allowance for credit losses calculation net of historical loss experience were applied to the respective loan portfolio segments as of January 1, 2023. The CECL estimated loss rates for one- to four-family real estate loans was higher than the calculated factor used in the allowance for loan loss methodology. Likewise, the CECL estimated loss rates for consumer loans was lower than the calculated factor used in the allowance for loan loss methodology (see Note 3 to the notes to the consolidated financial statements for the section “Loans and Allowances for Credit Losses” for a tabular presentation of the changes in the allowance for credit losses). These changes were primarily due to the utilization of peer data as a component of the ACL. The allowance for credit losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2024			2023
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Residential real estate:
One- to four-family	$640	56.81%	69.33%	$655	61.97%	69.67%
Home equity	11	0.98%	1.19%	11	1.04%	1.18%
Equity line of credit	29	2.54%	3.10%	22	2.08%	2.36%
Construction	73	6.52%	3.60%	21	1.99%	2.27%
Multifamily	6	0.56%	0.68%	8	0.76%	0.85%
Commercial	30	2.66%	1.38%	26	2.46%	1.33%
Commercial	43	3.79%	1.87%	45	4.26%	2.49%
Consumer installment:
Marine and recreational vehicle	259	23.02%	16.60%	242	42.68%	17.55%
Other consumer	35	3.11%	2.25%	27	2.55%	2.30%
Total allowance for credit losses	$1,126	100.00%	100.00%	$1,057	100.00%	100.00%

Investment Activities

General. Our investment policy is established by the board of directors. As part of the enhancement to our asset-liability, interest rate risk, and liquidity management process, in 2024, the board and management reviewed our investment portfolio composition and strategy and enhanced the investment policy with increased board oversight and reporting and addressed the perceived shortcomings in the former policy, including the immediate and long-term risk associated with the Bank’s previous investment strategy. The objectives of the enhanced policy are to: (i) provide and maintain liquidity within the guidelines of Wisconsin and federal banking laws and regulations, and to allow us to alter our liquidity position to meet both day-to-day and long-term changes in assets and liabilities; (ii) maintain high quality investments to minimize risk; (iii) provide collateral for pledging requirements; (iv); serve as a countercyclical balance to earnings and (v) maximize return on our investments.

Our investment policy is reviewed annually by our board of directors and all policy changes recommended by management must be approved by the board. Our president appoints an investment manager who administers and implements our investment policy and as such is authorized to manage our daily cash flows and make transfers from depositories to approved short-term investment accounts and invest in approved longer term investments based on our investment strategy to meet future funding needs or as a prudent utilization of excess liquidity. Any long-term investment must be reviewed by the board. The investment manager must request prior approval from the president or our Asset Liability Committee for any deviation from the investment policy.

We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises and municipal governments, deposits at the FHLB, certificates of deposit of federally insured depository institutions and investment grade corporate bonds. We also are required to maintain an investment in FHLB stock. Derivative investments are not approved activities under the policy unless first studied and approved by the board.

At December 31, 2024 we had $61.8 million of investment securities (both held-to-maturity and available-for-sale), representing 22.6% of our total assets, and our investment portfolio consisted primarily of U.S. Treasury and federal agency securities, government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations) and corporate bonds. In addition, at December 31, 2024, we owned $1.9 million of FHLB stock. As a member of the FHLB, we are required to purchase stock in the FHLB, which stock is carried at cost and classified as restricted equity securities.

As of December 31, 2024, a portion of our investment portfolio was classified as held-to-maturity. These securities are carried at amortized cost net of any remaining unrealized gains or losses on them at the time the securities were classified as held-to-maturity. The following table sets forth the maturities and weighted average yields of these debt securities not carried at fair value through earnings as of December 31, 2024.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield

(Dollars in thousands)
December 31, 2024

Held-to-maturity:
U.S. government sponsored agencies	$1,464,289	4.29%	$8,483,790	4.09%	$14,391,887	4.20%	$3,966,667	4.22%
U.S. Treasury securities	$2,181,066	4.13%	$8,518,932	4.07%	$—	—%	$—	—%

For additional information regarding our investment securities portfolio, see Note 2 to the notes to our consolidated financial statements.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We have also historically used borrowings to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. See “Risk Factors—Risks Related to Our Funding—Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.”

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits and have approximately $9.4 million in brokered deposits at December 31, 2024.

On a periodic basis, we establish interest rates paid, maturity terms, service fees and withdrawal penalties. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of the Bank in the community to attract and retain local deposits. We also seek to obtain deposits from our commercial loan customers.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and other prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on experience, we believe that our deposits are relatively stable. However, the ability to attract and maintain deposits and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At December 31,
	2024			2023
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand	$9,462	4.09%	—%	$10,250	4.45%	—%
Interest bearing demand	40,044	17.30%	0.19%	32,901	14.28%	0.08%
Savings	28,886	12.48%	0.05%	32,889	14.27%	0.06%
Money market	42,827	18.50%	0.69%	49,912	21.66%	0.69%
Certificates of deposit	110,300	47.64%	4.37%	104,516	45.36%	3.08%
Total	$231,519	100.00%	2.38%	$230,468	100.00%	1.53%

As of December 31, 2024 and December 31, 2023, the aggregate amount of total uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $37.4 million and $40.9 million, respectively. In addition, uninsured certificates of deposit totaled $18.8 million and $18.5 million as of December 31, 2024 and December 31, 2023. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth, by time remaining until maturity, the portions of our certificates of deposit that are in excess of the FDIC insurance limit at December 31, 2024.

December 31, 2024
(In thousands)
Maturity period:
Three months or less	$5,442
Over three to six months	6,481
Over six to twelve months	3,718
Over twelve months	3,157
Total	$18,798

Borrowing Capacity. As a member of the FHLB, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to creditworthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 2024, we had the ability to borrow an additional $43.3 million from the FHLB, subject to certain collateral requirements and had advances of $24.2 million at such date.

Additionally, at December 31, 2024 we had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at December 31, 2024 we had a $6.0 million line of credit with a correspondent bank. We have not drawn against the Discount Window or the line of credit.

Personnel and Human Capital Resources

Our success as a financial institution in our market areas is dependent on a workforce that embrace and are dedicated to our mission and culture. To continue to deliver on our mission and maintain our culture, it is crucial that we attract and retain talent who desire and have the experience to provide creative and innovative financial solutions and options for the diverse communities we serve. Through our hiring and retention programs we aim to create an inclusive workforce with diversified backgrounds and experiences. We strive to maintain a safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by advantageous compensation, benefits, health, and welfare programs.

As part of our compensation philosophy, we offer market competitive total rewards programs for our employees to attract and retain superior talent. These programs, include annual bonus opportunities, an Employee Stock Ownership Plan, a matched 401(k) Plan, healthcare and insurance benefits paid time off, family leave, and flexible work schedules.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Additionally, all our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind.

Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs, customized corporate training engagements and other training events employees attend in connection with their job duties.

Employee retention helps us operate efficiently and achieve our business objectives. We believe actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. At December 31, 2024, 57% of our current staff had been with us for five years or more.

As of December 31, 2024, we had 44 full-time employees and 3 part-time employees. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

The safety, health and wellness of our employees is a top priority. We promote the health and wellness of our employees by strongly encouraging work-life balance, offering flexible work schedules, keeping the employee portion of health care premiums to a minimum and sponsoring various wellness programs.

Subsidiary and Other Activities

The Bank is a wholly owned subsidiary of EWSB Bancorp, Inc. The Bank has no subsidiaries.

SUPERVISION AND REGULATION

General

The Bank is a stock savings bank organized under the laws of the State of Wisconsin. The lending, investment, and other business operations of the Bank are governed by Wisconsin law and regulations, as well as applicable federal law and regulations, and the Bank is prohibited from engaging in any operations not authorized by such laws and regulations. The Bank is subject to extensive regulation, supervision and examination by the Department and by the FDIC. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s Deposit Insurance Fund and depositors, and not for the protection of security holders. As a registered bank holding company, EWSB Bancorp is regulated by the Federal Reserve Board. The Bank also is a member of and owns stock in the FHLB Chicago, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes and the adequacy of its risk management framework; and establish the timing and amounts of assessments and fees imposed by the regulatory agencies. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings rely on the supervisor’s judgment and the receipt of a less than satisfactory rating in one or more categories may result in supervisory action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as the Bank or EWSB Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, the Bank must comply with significant laws and regulations related to anti-money laundering and combating the financing of terrorism, Community Reinvestment Act (“CRA”), and fair lending. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

EWSB Bancorp is a registered bank holding company and is required to comply with the Bank Holding Company Act of 1956, as amended (“BHCA”), and the rules and regulations of the Federal Reserve Board. EWSB Bancorp is required to file certain reports with the Federal Reserve Board and is subject to examination by and the enforcement authority of the Federal Reserve Board. Additionally, the Federal Reserve Board also has supervisory authority for non-bank subsidiaries of bank holding companies. EWSB Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws.

Any change in applicable laws or regulations, whether by the Wisconsin legislature, the Department, the Consumer Financial Protection Bureau, the FDIC, the Federal Reserve Board, the SEC or Congress, could have a material adverse impact on the operations and financial performance of EWSB Bancorp and the Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank and EWSB Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and EWSB Bancorp.

Intrastate and Interstate Merger and Branching Activities

Wisconsin Law and Regulation. Any Wisconsin savings bank meeting certain requirements may, upon approval of the Department, establish one or more branch offices in the state of Wisconsin and the states of Illinois, Indiana, Iowa, Kentucky, Michigan, Minnesota, Missouri, and Ohio. In addition, upon Department approval, a Wisconsin savings bank may establish a branch office in any other state as the result of a merger or consolidation.

Federal Law and Regulation. The Interstate Banking Act permits the federal banking agencies to, under certain circumstances, approve merger transactions between banks located in different states, regardless of whether an acquisition would be prohibited under state law. The Interstate Banking Act, as amended, authorizes de novo branching into another state at locations at which banks chartered by the host state could establish a branch. The establishment of branches and bank mergers require the prior approval of the FDIC.

Loans and Investments

Wisconsin Law and Regulations. Under Wisconsin law and regulation, the Bank is authorized to make, invest in, sell, purchase, participate or otherwise deal in mortgage loans or interests in mortgage loans without geographic restriction, including loans made on the security of residential and commercial property. Wisconsin savings banks also may lend funds on a secured or unsecured basis for business, commercial or agricultural purposes, provided the total of all such loans does not exceed 20% of the savings bank’s total assets, unless the Department authorizes a greater amount. Loans are subject to certain other limitations, including percentage restrictions based on total assets.

Wisconsin savings banks may invest funds in certain types of debt and equity securities, including obligations of federal, state and local governments and agencies. Subject to prior approval of the Department, compliance with capital requirements and certain other restrictions, Wisconsin savings banks may invest in residential housing development projects. Wisconsin savings banks may also invest in service corporations or subsidiaries with the prior approval of the Department, subject to certain restrictions.

Wisconsin savings banks may make loans and extensions of credit, both direct and indirect, to one borrower in amounts up to 20% of the savings bank’s capital plus an additional 5% for loans fully secured by readily marketable collateral. In addition, and notwithstanding the 20% of capital and additional 5% of capital limitations, Wisconsin savings banks may make loans to one borrower, or a related group of borrowers, for any purpose in an amount not to exceed $500,000, or to develop domestic residential housing units in an amount not to exceed the lesser of $30 million or 30% of the savings bank’s capital, subject to certain conditions.

Federal Law and Regulation. FDIC regulations also govern the equity investments of the Bank and, notwithstanding Wisconsin law and regulations, such regulations prohibit the Bank from making certain equity investments and generally limit the Bank’s equity investments to those that are permissible for national banks and their subsidiaries. Also, under FDIC regulations, the Bank must obtain prior FDIC approval before directly, or indirectly through a majority-owned subsidiary, engaging “as principal” in any activity that is not permissible for a national bank unless certain exceptions apply. The activity regulations provide that state banks that meet applicable minimum capital requirements would be permitted to engage in certain activities that are not permissible for national banks, including certain real estate and securities activities conducted through subsidiaries. The FDIC will not approve an activity that it determines presents a significant risk to the FDIC’s Deposit Insurance Fund. The current activities of the Bank and its subsidiaries are permissible under applicable federal regulations.

Loans to, and other transactions with, affiliates of the Bank, such as EWSB Bancorp, are restricted by the Federal Reserve Act and regulations issued by the Federal Reserve Board thereunder. See “—Transactions with Affiliates and Insiders” below.

Lending Standards

Wisconsin Law and Regulations. Wisconsin law and regulations issued by the Department impose on Wisconsin savings banks certain fairness in lending requirements and prohibit savings banks from discriminating against a loan applicant based upon the applicant’s physical condition, developmental disability, sex, marital status, race, color, creed, national origin, religion or ancestry.

Federal Law and Regulation. The federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the federal banking agencies, all insured depository institutions, such as the Bank, must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and loan documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits:

•	for loans secured by raw land, 65% of the value of the collateral;
•	for land development loans (i.e., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory loan-to-value limit is 75%;
•	for loans for the construction of commercial, over four-family or other non-residential property, the supervisory limit is 80%;

•	for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and
•	for loans secured by other improved property (e.g., farmland, completed commercial property and other income-producing property, including non-owner occupied, one- to four-family property), the supervisory limit is 85%.

Although no supervisory loan-to-value limit has been established for permanent mortgages on owner-occupied, one- to four-family or home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

Deposits

Wisconsin Law and Regulations. Under Wisconsin law, the Bank is permitted to establish deposit accounts and accept deposits. The Bank’s board of directors, or its designee, determines the rate and amount of interest to be paid on or credited to deposit accounts subject to FDIC limitations.

Deposit Insurance

Wisconsin Law and Regulations. Under Wisconsin law, the Bank is required to obtain and maintain insurance on its deposits from a deposit insurance corporation. The deposits of the Bank are insured up to the applicable limits by the FDIC.

Federal Law and Regulation. The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. The Bank’s deposit accounts are insured by the FDIC, generally up to a maximum of $250,000 per separately insured depositor per account ownership category.

The FDIC imposes an assessment against all insured depository institutions. An institution’s assessment rate depends upon the perceived risk of the institution to the Deposit Insurance Fund, with less risky institutions paying lower rates. Currently, assessments for institutions of less than $10 billion of total assets are based on financial measures and supervisory ratings derived from statistical models estimating the probability of failure within three years.

The FDIC adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by two basis points beginning in the first quarterly assessment period of 2023. The FDIC may increase or decrease the range of assessments uniformly, except that no adjustment can deviate more than two basis points from the base assessment rate without notice and comment rulemaking.

The FDIC has the authority to increase insurance assessments. A significant increase in insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what deposit insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

Capitalization

Wisconsin Law and Regulations. Wisconsin savings banks are required to maintain a minimum capital to total assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the Department determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the Department may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the Department may direct the savings bank to adhere to a specific written plan established by the Department to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2024, the Bank’s capital to assets ratio, as calculated under Wisconsin law, was 5.7% and thus the Bank was not in compliance with this requirement. See “—Informal Agreements with Regulators.”

Federal Law and Regulation. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

In addition to establishing the minimum regulatory capital requirements, the federal regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, including the bank’s exposure to interest rate risk. The FDIC has the authority to establish higher capital requirements for individual institutions where deemed necessary due to a determination that an institution’s capital level is, or is likely to become, inadequate in light of particular circumstances.

The federal banking agencies have established an optional “community bank leverage ratio” of between 8% to 10% of average total consolidated assets for qualifying institutions with assets of less than $10 billion. Institutions with capital meeting the specified requirements and electing to follow the alternative framework are deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio on its quarterly call report.

The optional community bank leverage ratio has currently been established at 9%. The Bank has not opted into the community bank leverage ratio.

Safety and Soundness Standards

Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits, and information security. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder.

Prompt Corrective Regulatory Action

Federal bank regulatory authorities are required to take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the federal statute and regulations establish five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the statute and regulations, a bank is deemed to be (i) “well capitalized” if it has total risk-based capital of 10.0% or more, Tier 1 risk-based capital ratio of 8.0% or more, Tier 1 leverage capital ratio of 5.0% or more and a common equity Tier 1 capital ratio of 6.5% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 6.0% or more, a Tier 1 leverage capital ratio of 4.0% or more and a common equity Tier 1 capital ratio of 4.5% or more, and does not meet the definition of “well capitalized;” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 6.0%, a Tier 1 leverage capital ratio that is less than 4.0% or a common equity Tier 1 capital ratio of less than 4.5%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 4.0% , a Tier 1 leverage capital ratio that is less than 3.0%, or a common equity Tier 1 capital ratio of less than 3.0%; and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A qualifying institution whose Tier 1 capital equals or exceeds the specified community bank leverage ratio and opts into that framework will be considered well capitalized for prompt corrective action purposes.

Federal law and regulations also specify circumstances under which a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an institution classified as less than well capitalized to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

The FDIC may order savings banks that have insufficient capital to take corrective actions. For example, a savings bank that is categorized as “undercapitalized” is subject to growth limitations and is required to submit a capital restoration plan, and a holding company that controls such a savings bank is required to guarantee that the savings bank complies with the capital restoration plan. A “significantly undercapitalized” savings bank may be subject to additional restrictions. Savings banks deemed by the FDIC to be “critically undercapitalized” are generally subject to the appointment of a receiver or conservator within 270 days after it is determined to be critically undercapitalized, subject to a narrow exception.

At December 31, 2024, the Bank’s capital levels exceeded the levels required to be technically considered “well-capitalized” with a common equity Tier 1 capital ratio of 12.2%, Tier 1 leverage ratio of 7.2%, a Tier 1 risk-based capital ratio of 12.2% and a total risk-based capital ratio of 13.0%.

Dividends

Wisconsin Law and Regulations. Under Wisconsin law and applicable regulations, a Wisconsin savings bank that meets its regulatory capital requirements may declare dividends on capital stock based upon net profits, provided that its paid-in surplus equals its capital stock. In addition, prior Department approval is required before dividends exceeding 50% of net profits for any calendar year may be declared and before a stock dividend may be declared out of retained earnings. Under Department regulations, a Wisconsin savings bank which has converted from mutual to stock form also is prohibited from paying a dividend on its capital stock if the payment causes the regulatory capital of the savings bank to fall below the amount required for its liquidation account.

Federal Law and Regulation. The FDIC has the authority to prohibit the Bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Institutions may not pay dividends if they would be “undercapitalized” following payment of the dividend within the meaning of the prompt corrective action regulations.

Liquidity and Reserves

Wisconsin Law and Regulations. Under Department regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the Department, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2024, the Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash. At December 31, 2024, the Bank was in compliance with this requirement.

Federal Law and Regulation. Under federal law and regulations, the Bank is required to maintain sufficient liquidity to ensure safe and sound banking practices. Regulation D, promulgated by the Federal Reserve Board, imposes reserve requirements on all depository institutions, including the Bank, which maintain transaction accounts or non-personal time deposits. Checking accounts, NOW accounts, Super NOW checking accounts, and certain other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any nonpersonal time deposits (including certain money market deposit accounts) at a savings institution. However, effective March 26, 2020, the Federal Reserve Board reduced reserve requirement ratios to zero, thereby effectively eliminating the requirements. The Federal Reserve Board took that action due to a change in its approach to monetary policy; it has indicated that it has no plans to re-impose reserve requirements but could in the future if conditions warrant.

Transactions with Affiliates and Insiders

Wisconsin Law and Regulations. Under Wisconsin law, a savings bank may not make a loan to a person owning 10% or more of its stock, an affiliated person (including a director, officer, the spouse of either and a member of the immediate family of such person who is living in the same residence), agent, or attorney of the savings bank, either individually or as an agent or partner of another, except as under the rules of the Department and regulations of the FDIC. In addition, unless the prior approval of the Department is obtained, a savings bank may not purchase, lease or acquire a site for an office building or an interest in real estate from an affiliated person, including a shareholder owning more than 10% of its capital stock, or from any firm, corporation, entity or family in which an affiliated person or 10% shareholder has a direct or indirect interest.

Federal Law and Regulation. Sections 23A and 23B of the Federal Reserve Act govern transactions between member banks and their “affiliates”. The Federal Reserve Board has adopted Regulation W, which comprehensively implements and interprets Sections 23A and 23B, in part by codifying prior Federal Reserve Board interpretations under Sections 23A and 23B. Section 18(j) of the Federal Deposit Insurance Act makes Sections 23A and 23B of the Federal Reserve Act applicable to FDIC-supervised savings banks, such as the Bank, and its affiliates, including EWSB Bancorp.

An affiliate of a savings bank is any company or entity that controls, is controlled by or is under common control with the savings bank. In general, a subsidiary of a savings bank that is not also a depository institution or a “financial subsidiary” under federal law is not treated as an affiliate of the savings bank for the purposes of Sections 23A and 23B and Regulation W; however, the FDIC has the discretion to treat subsidiaries of a savings bank as affiliates on a case-by-case basis. Section 23A and Regulation W limit the extent to which a savings bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such savings bank’s capital stock and surplus, and limit all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans and other extensions of credit by a savings bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts, depending on the type of collateral. In addition, under Section 23B and Regulation W, transactions, including covered transactions between a savings bank and an affiliate must generally be on terms and under circumstances that are substantially the same, or at least as favorable, to the savings bank as those prevailing at the time for comparable transactions with or involving a non-affiliate, and be consistent with safe and sound banking practices.

A savings bank’s loans to its and its affiliates’, executive officers, directors, any owner of more than 10% of its stock (each, an insider) and any of certain entities affiliated with any such person (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board’s Regulation O thereunder, as made applicable to the Bank by Section 18(j) of the Federal Deposit Insurance Act and FDIC regulation.. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans to-one-borrower limit applicable to national banks, (which is generally 15% of unimpaired capital and unimpaired surplus). Aggregate loans by a savings bank to its and its affiliates’ insiders and insiders’ related interests in the aggregate may not exceed the savings bank’s unimpaired capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the savings bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either $500,000 or the greater of $25,000 or 5% of the savings bank’s unimpaired capital and surplus. Generally, loans to a savings bank or its affiliates’ insiders and their related interests must be made on substantially the same terms as, and follow credit underwriting procedures that are no less stringent than those that are prevailing at the time for comparable transactions with non-affiliated persons and they must not present more than a normal risk of repayment or present other unfavorable features. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the greater of $25,000 or 2.5% of the savings bank’s unimpaired capital and unimpaired surplus, but in no event may such loan be more than $100,000.

An exception to certain requirements under Regulation O is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the savings bank and that does not give any preference to insiders of the bank over other employees of the bank.

Transactions between Bank Customers and Affiliates

Wisconsin savings banks, such as the Bank, are subject to prohibitions on certain tying arrangements. Subject to certain exceptions, a savings bank is prohibited from extending credit to or offering any other service to a customer, or fixing or varying the consideration for such extension of credit or service, on the condition that such customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution.

Examinations and Assessments

The Bank is required to file periodic reports with and is subject to periodic examinations by the Department and the FDIC. The Bank is required to pay examination fees and annual assessments to fund its supervision. Federal regulations require annual on-site examinations for all depository institutions except certain well-capitalized and highly rated institutions with assets of less than $3 billion that are examined every 18 months.

Customer Privacy

Under Wisconsin and federal law and regulations, savings banks, such as the Bank, are required to develop and maintain privacy policies relating to information on its customers, restrict access to and establish procedures to protect customer data. Applicable privacy regulations further restrict the sharing of nonpublic customer data with non-affiliated parties if the customer requests.

Cybersecurity

The federal banking agencies have adopted regulations providing for notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the regulations require a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the regulations to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.

Community Reinvestment Act

Under the CRA, the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of the Bank, to assess our record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the Bank, including applications to establish branches and acquire other financial institutions. The CRA currently requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. The Bank’s most recent FDIC CRA rating in December 2020 was “Satisfactory.” On October 24, 2023, the FDIC and other federal bank regulatory agencies issued a final rule to strengthen and modernize the CRA regulations. The changes were designed to encourage banks to expand access to credit, investment and banking services in low- and moderate-income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. Under the final rule, banks with assets of less than $600 million as of December 31 in both of the prior two calendar years will be a “small bank.”  The agencies will evaluate small banks under the Small Bank Lending Test or, at the bank’s option, the Retail Lending Test.  Under the new regulations, the applicability date for the majority of the provisions is January 1, 2026, and additional requirements under the new regulation will be applicable on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations’ implementation dates day-for-day for each day the injunction is in place.

Federal Home Loan Bank System

The Federal Home Loan Bank System, consisting of 11 Federal Home Loan Banks, is under the jurisdiction of the Federal Housing Finance Agency. The designated duties of the Federal Housing Finance Agency are to supervise the Federal Home Loan Banks; ensure that the Federal Home Loan Banks carry out their housing finance mission; ensure that the Federal Home Loan Banks remain adequately capitalized and able to raise funds in the capital markets; and ensure that the Federal Home Loan Banks operate in a safe and sound manner.

The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in specified amounts. The Bank is in compliance with this requirement with an investment in FHLB stock of $1.9 million at December 31, 2024.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Agency and the board of directors of the FHLB. At December 31, 2024, the Bank had $24.2 million in advances from the FHLB.

USA PATRIOT Act

The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA PATRIOT Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if the Bank engages in a merger or other acquisition, the Bank’s controls designed to combat money laundering would be considered as part of the application process. The Bank has established policies, procedures and systems designed to comply with the Bank Secrecy Act, USA PATRIOT Act, and their implementing regulations related to anti-money laundering and countering the financing of terrorism.

Holding Company Regulation

General. EWSB Bancorp is a bank holding company within the meaning of the BHCA. As such, EWSB Bancorp is registered with the Federal Reserve Board and is subject to the regulation, examination, supervision and reporting requirements applicable to bank holding companies. In addition, the Federal Reserve Board has enforcement authority over EWSB Bancorp and its non-bank subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary bank. Acquisitions of additional banks or savings banks by a bank holding company generally require the prior approval of the Federal Reserve Board.

Permissible Activities. A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

Capital. Bank holding companies are subject to consolidated regulatory capital requirements, which have historically been similar to, though less stringent than, those of the FDIC for the Bank. Federal legislation enacted in 2010, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. A framework of consolidated regulatory capital requirements identical to that applicable to the subsidiary banks applies to bank holding companies. However, the Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and 2018 legislation, and the related regulations, increased the threshold for the exception to $3.0 billion. As a result, the Federal Reserve Board’s consolidated holding company regulatory capital requirements do not presently apply to EWSB Bancorp.

Source of Strength. The Federal Reserve Board has issued regulations requiring that all bank holding companies serve as a source of strength to their subsidiary depository institutions by providing financial, managerial and other support in times of an institution’s distress.

Dividends and Stock Repurchases. The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall supervisory financial condition. Separate regulatory guidance provides for prior consultation with Federal Reserve Bank staff concerning dividends in certain circumstances such as when the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend, the proposed dividend is not covered by earnings for the period for which the dividend is being paid or the company’s overall rate or earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a bank holding company to pay dividends may be restricted if a subsidiary savings bank becomes undercapitalized.

Federal Reserve Board regulatory guidance also states that a bank holding company should consult with Federal Reserve Bank supervisory staff prior to redeeming or repurchasing common stock or perpetual preferred stock if the bank holding company is experiencing financial weaknesses or the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

There is a separate requirement that a bank holding company give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

These regulatory policies may affect the ability of EWSB Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person or group of persons may acquire “control” of a bank holding company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined by the Change in Bank Control Act and its implementing regulations, means the power, directly or indirectly, to direct the management or policies of an institution or ownership, control of or holding with the power to vote 25% or more of any class of voting stock. There is a rebuttal presumption of control upon the acquisition of 10% or more of a class of voting stock if (i) the holding company involved has its shares registered under Section 12 of the Exchange Act, or (ii) if no other person will own, control or hold the power to vote a greater percentage of that class of voting stock after the acquisition.

In addition, the BHCA prohibits any company from acquiring control of a bank or bank holding company without first having obtained the approval of the Federal Reserve Board. Among other circumstances, under the BHCA, a company has control of a bank or bank holding company if the company owns, controls or holds with power to vote 25% or more of a class of voting securities of the bank or bank holding company, controls in any manner the election of a majority of directors or trustees of the bank or bank holding company, or the Federal Reserve Board has determined, after notice and opportunity for hearing, that the company has the power to exercise a controlling influence over the management or policies of the bank or bank holding company. The Federal Reserve Board has established circumstances under which an entity could be determined to acquire control of a bank holding company for purposes of the BHCA, including the acquisition of control of 5% or more of a class of voting securities of a bank holding company, together with other factors enumerated by the Federal Reserve Board.

Federal Securities Laws

The common stock of EWSB Bancorp is registered with the SEC. EWSB Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

The registration, under the Securities Act of 1933, as amended (the “Securities Act”), of shares of common stock issued in the initial public offering of EWSB Bancorp does not cover the subsequent resale of those shares. Shares of common stock purchased by persons who are not affiliates of EWSB Bancorp may be resold without registration. Shares purchased by an affiliate of EWSB Bancorp are subject to the resale restrictions of Rule 144 under the Securities Act. If EWSB Bancorp meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of EWSB Bancorp that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of EWSB Bancorp, or the average weekly volume of trading in the shares during the preceding four calendar weeks.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. EWSB Bancorp has adopted policies, procedures and systems designed to comply with this Act and its implementing regulations, and will review and document such policies, procedures and systems to ensure continued compliance with this Act and its implementing regulations.

Emerging Growth Company Status

EWSB Bancorp is an emerging growth company. For as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to public companies. These exemptions include, but are not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As an emerging growth company, EWSB Bancorp is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors audit our internal control over financial reporting. We have also elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company.

EWSB Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the conversion and offering; (ii) the first fiscal year after our annual gross revenues are $1.235 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. We expect to lose our status as an emerging growth company effective December 31, 2029, which is the end of the fifth year after the completion date of the conversion and offering.

Informal Agreements with Regulators

In July 2023, the Bank entered into a confidential MOU with the FDIC and the Department, the Bank’s primary banking regulators. While the contents of the MOU are confidential under Department and FDIC regulations, certain provisions, with the authorization of the Department and the FDIC, are summarized below.

Pursuant to the MOU, the Bank has agreed to address certain practices and conditions identified during regulatory examinations, including, among other things, the level and management of its capital, earnings and liquidity as well as its investment and information technology management. The Bank has also agreed to enhancements to board oversight, asset/liability management, and risk management. Under the MOU, the Bank has agreed to certain provisions, including:

•	Develop and adhere to a comprehensive strategic plan.
•	Improve the Bank’s funds management practices, formulate and adopt a plan for improving the Bank’s liquidity position.
•	Develop a plan to reduce and better manage its interest rate risk exposure.
•	Increase the Bank’s Tier 1 capital and total risk-based capital ratios to levels above those required by federal regulatory capital regulations and maintain a net worth ratio (as defined under Wisconsin law) of at least 6%.

•	While the MOU is in effect, the Bank will not declare or pay any dividends without prior written consent of the FDIC and the Department.
•	Improve oversight of the Bank’s information technology audit program and implement a vendor management program.

The Bank has developed and adopted strategic and other plans and has adopted and submitted to the FDIC and Department a capital plan in accordance with the MOU, and will operate within the parameters of such plans. Any material deviations from such plans will require prior regulatory approval. The Bank has also engaged an auditor to implement an audit program for information technology and engaged service providers to assist in testing operating contingencies. With regard to interest rate risk, the Bank has revamped its interest rate risk management processes and procedures with enhanced education and training.

Failure to address the corrective measures identified in the MOU could result in further enforcement actions by the FDIC or the Department. The Bank has expended significant resources in connection with the MOU, and our continued efforts to comply with the MOU may restrict our operations or result in the continued expenditure of significant resources, which could have adverse effects on our operations and financial condition.

TAXATION

Federal Taxation

General. EWSB Bancorp and the Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to EWSB Bancorp and the Bank.

Method of Accounting. For federal income tax purposes, the Bank currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Net Operating Loss Carryovers. Generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2024, the Bank has a net operating loss carry-forward of $9.9 million.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2024, the Bank had no capital loss carryovers.

Corporate Dividends. EWSB Bancorp may generally exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations.

Audit of Tax Returns. Neither the Bank’s federal income tax returns, nor the consolidated returns of the EWSB Bancorp’s have been audited in the most recent five-year period.

State Taxation

As a Maryland business corporation, EWSB Bancorp is required to file an annual report with and pay franchise taxes to the state of Maryland.

EWSB Bancorp is subject to the Wisconsin corporate franchise (income) tax. The State of Wisconsin imposes a corporate franchise tax of 7.9% on the combined taxable income of the members of a consolidated income tax group.

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. However, losses originated in taxable years beginning before 2009 may be carried forward to tax years beginning before 2032. At December 31, 2024, the Bank had approximately $7.7 million of Wisconsin net business loss carry-forwards.

Legal Proceedings

Among other things, the activities of the Bank, including with respect to disclosures about and implementation of numerous consumer products, are subject to various laws and numerous regulations, including those related to unfair or deceptive acts or practices. If the Bank is found to have violated one or more consumer protection laws, it may be required to pay restitution to certain affected customers in connection with certain of these practices. In addition, as a result of the extensive regulation, supervision and examination of our business described elsewhere in this prospectus, we are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, public or private censure, increased costs, required remediation, restriction on business activities or other impacts on us.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Expense and Tax Allocation

The Bank entered into an agreement with EWSB Bancorp to provide it with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, the Bank and EWSB Bancorp entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

Item 1A. Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy. Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Vice President, Technology is primarily responsible for this cybersecurity component and is a key member of the risk management organization, reporting directly to the President and Chief Executive Officer, as discussed below, periodically to our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our system or information.  The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards.  In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence fees to facilitate and promote program effectiveness.  Our Vice President, Technology reports directly to our Chief Executive Officer, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices.  The information security program is reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology.  We leverage people, processes, and technology as part of our efforts to manage and maintain cybersecurity controls.  We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats.  We have established processes and systems designed to mitigate cyber risk, including regular and on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and reliance tests.  We engage in regular assessments of our infrastructure, software systems, and network architecture, using third-party cybersecurity experts.  We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and our supply chain.  We also actively monitor our email gateways for malicious phishing email campaigns and monitor remote connections.  We leverage external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the board of directors.  The Incident Response Plan is coordinated through the Vice President, Technology and key members of management are embedded into the Plan by its design.  The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe.  Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, risks from cybersecurity threats have not materially affected our company.

Governance. Our Vice President, Technology is accountable for managing our enterprise information security function and delivering our information security program. The responsibilities of this position include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Risk Committee, provides guidance, oversight, monitoring and challenge of the first line’s activities.  The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the board of directors. The function, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals responsible, including third-party vendors, are generally subject to professional education and certification requirements.

The board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks.  Our Vice President, Technology provide quarterly reports to the board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The board of directors reviews and approves our information security and technology budgets and strategies annually. Additionally, the board of directors reviews our cybersecurity risk profile on a quarterly basis.

Item 2. Properties

We conduct our business through our headquarters in Kaukauna and branches in Appleton, Freedom, and Kimberly, Wisconsin. We own all four of our offices. At December 31, 2024 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $2.4 million.

Item 3. Legal Proceedings

Among other things, the activities of the Bank, including with respect to disclosures about and implementation of numerous consumer products, are subject to various laws and numerous regulations, including those related to unfair or deceptive acts or practices. If the Bank is found to have violated one or more consumer protection laws, it may be required to pay restitution to certain affected customers in connection with certain of these practices. In addition, as a result of the extensive regulation, supervision and examination of our business described elsewhere in this prospectus, we are also involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, public or private censure, increased costs, required remediation, restriction on business activities or other impacts on us.

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for EWSB Bancorp’s Common Stock

EWSB Bancorp’s common stock is quoted on the OTCQB Market under the trading symbol “EWSB.” Trading in the Company’s common stock commenced on September 24, 2024. As of March 24, 2025, there were 752,538 shares of the Company’s common stock issued and outstanding, and approximately 174 stockholders of record. Certain shares of EWSB Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

Related Stockholder Matters

The Company has not declared any dividends to holders of its common stock and we do not currently anticipate paying dividends on our common stock in the near future. Our board of directors has the authority to declare dividends on our shares of common stock, and may determine to pay dividends in the future, subject to financial condition, results of operations, tax considerations, industry standards, economic conditions, statutory and regulatory requirements that affect the payment of dividends by the Bank to the Company, and other relevant factors. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2024. Under current Federal Reserve Board regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

There were no sales of unregistered equity securities during the year ended December 31, 2024.

Item 6. {RESERVED}

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Annual Report on Form 10-K and in the Company’s Prospectus.

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of December 31, 2024, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Prospectus.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets. Total assets increased $10.7 million, or 4.0%, to $273.3 million at December 31, 2024 from $262.6 million at December 31, 2023. The change was primarily the result of a $12.0 million increase in portfolio loans offset by a $2.2 million decrease in total investment securities.

Cash and Cash Equivalents and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions decreased $419,000, or 6.9% to $5.7 million at December 31, 2024 from $6.1 million at December 31, 2023. The change was related to general business activity.

Securities Available-for-Sale. Securities available-for-sale decreased $1.1 million or 4.8%, to $22.8 million at December 31, 2024 from $23.9 million at December 31, 2023. The decrease was primarily due to principal paydowns of $1.1 million on mortgage-backed securities. The unrealized loss of the portfolio on December 31, 2024 and December 31, 2023 was consistent at $3.9 million. The proceeds from principal paydowns are utilized to manage liquidity and support loan growth.

Securities Held-to-Maturity. Securities held-to-maturity decreased $1.1 million or 3.4%, to $39.0 million at December 31, 2024 from $40.1 million at December 31, 2023. The decrease in securities held-to-maturity was due to maturities of $2.3 million, offset by $1.2 million in amortization of unrealized losses and discounts.

Loans, net. Loans, net increased $12.0 million, or 6.9%, to $186.4 million at December 31, 2024 from $174.3 million at December 31, 2023. One- to four-family, home equity loans and lines of credit, construction, and marine and recreational vehicles, and other consumer loans increased $7.8 million, $1.9 million, $2.8 million, $350,000, and

$174,000, respectively, to $130.1 million, $8.1 million, $6.8 million, $31.2 million, and $4.2 million at December 31, 2024, respectively, as a result of loan production exceeding payoffs and amortization. These increases were partially offset by decreases to commercial and multifamily of $40,000 and $860,000 respectively, to $3.9 million and $3.5 million at December 31, 2024, respectively.

Deposits. Total deposits increased $1.1 million or 0.5% to $231.5 million at December 31, 2024 from $230.5 million at December 31, 2023. Non-interest bearing deposits decreased $789,000, or 7.7%, to $9.5 million at December 31, 2024 from $10.3 million at December 31, 2023. Total interest-bearing deposits, other than time deposits, decreased approximately $3.9 million, or 3.4%, to $111.8 million at December 31, 2024, from $115.7 million at December 31, 2023. We acquired $9.4 million in interest-bearing brokered demand deposits in 2024 which partially offset the decline in savings and money market account balances experienced during the year. Certificates of deposits increased $5.8 million, or 5.5%, to $110.3 million at December 31, 2024, from $104.5 million at December 31, 2023. The deposit mix changes were consistent with industry trends as consumers continue to transition to higher yielding term deposits due to the interest rate environment.

Borrowings. Total borrowings increased $5.2 million or 33.0% to $24.2 million at December 31, 2024 from $19.0 million at December 31, 2023. The increase in borrowings were utilized to fund loan growth.

Stockholders’ Equity. Total stockholders’ equity increased $4.1 million, or 35.5%, to $15.6 million at December 31, 2024 from $11.5 million at December 31, 2023, due to net proceeds of $5.5 million from the stock offering and other comprehensive income of $810,000. These increases were partially offset by a decrease in retained earnings of $1.7 million, which resulted from the net loss incurred for the year ended December 31, 2024 and the $500,000 value of the unallocated common shares held by the ESOP.

Comparison of Operating Results for the year Ended December 31, 2024 and 2023

Net Income/(Loss). We recorded a net loss of $1.7 million for the year ended December 31, 2024, compared to a net loss of $935,000 for the year ended December 31, 2023, which is an increase of $755,000, or 80.7%. The increase in our net loss year-over-year resulted primarily from a decrease in net interest income and increase in noninterest expense, partially offset by an increase in our noninterest income.

Interest Income. Interest income increased $806,000, or 9.0%, to $9.7 million for the year ended December 31, 2024 from $8.9 million for the year ended December 31, 2023, primarily due to a $913,000 increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 45 basis points in the weighted average yield on the loan portfolio to 4.71% for 2024 from 4.26% for 2023 and an increase of $2.2 million in the average balance of the loan portfolio to $180.1 million for the year ended December 31, 2024 from $177.9 million for the year ended December 31, 2023, reflecting the increased rates on originations and adjustable rate loans as the growth in the one- to four-family, home equity loans and lines of credit, construction, and marine and recreational vehicles, and other consumer portfolios.

Interest Expense. Total interest expense increased $2.0 million, or 46.3%, to $6.4 million for the year ended December 31, 2024 from $4.4 million for the year ended December 31, 2023. Interest expense on deposits increased $1.6 million, or 43.9%, to $5.2 million for the year ended December 31, 2024 from $3.6 million for the year ended December 31, 2023, due primarily to an increase in the weighted average rate paid on certificates of deposit of 129 basis points to 4.37% for the year ended December 31, 2024 from 3.08% for the year ended December 31, 2023 combined with an increase in the average balance of such deposits of $7.3 million during 2024.

Interest expense on borrowed funds increased $429,000 or 58.2%, to $1.2 million for the year ended December 31, 2024 from $737,000 for the year ended December 31, 2023. The rate paid on borrowed funds increased 87 basis points to 4.47% for the year ended December 31, 2024 from 3.60% for the year ended December 31, 2023 while the average balance of borrowed funds increased $5.5 million, or 26.9%, to $26.0 million for the year ended December 31, 2024 from $20.5 million for the year ended December 31, 2023. The increase in the average balance was generally related to the measured use of borrowings to offset deposit outflows and to support the increase in the loan portfolio.

Net Interest Income. Net interest income decreased $1.2 million, or 26.4%, to $3.4 million for the year ended December 31, 2024 from $4.5 million for the year ended December 31, 2023, primarily due to a decrease in the interest rate spread to 1.29% for the year ended December 31, 2024 from 1.79% for the year ended December 31, 2023 and a decrease in the net interest margin to 1.35% for the year ended December 31, 2024, from 1.82% for the year ended December 31, 2023. The decreases in the interest rate spread and the net interest margin were primarily due to an increase in the rates paid on interest-bearing liabilities in conjunction with an increase in other borrowings, partially offset by a 34 basis point increase in the weighted average yield on our interest earning assets.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL and unfunded loan commitments, a net provision of $167,000 comprising of a provision of $85,000 to the ACL for loans and a provision of $82,000 for unfunded loan commitments was recorded for the year ended December 31, 2024, compared to a provision of $145,000 to the ACL for the same period in 2023. The $22,000 increase in provision expense is primarily due to the increase in outstanding loan balances along with an analysis of current credit characteristics in conjunction with loss history of the loan portfolio and peer group loss data.

Noninterest Income. Noninterest income increased $216,000, or 14.9%, to $1.7 million for the year ended December 31, 2024 from $1.4 million for the year ended December 31, 2023. The increase resulted primarily from a $271,000 gain on an interest rate swap in place during 2024, an increase of $41,000 to $395,000 in total mortgage banking income, and an increase of $178,000 to $480,000 in other income driven primarily by an increase of $131,000 in investment and insurance income. These increases were offset by nonrecurring gains of $208,000 on the sale of office properties and equipment resulting from the sale of one of our branch offices and a $71,000 gain on sale of land for sale occurring in the year ended December 31, 2023. The table below sets forth our noninterest income for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,		Change
	2024	2023	Amount	Percent
Service charges on deposit accounts	$74,470	$53,291	$21,179	39.7%
Interchange income	241,149	248,471	(7,322)	(2.9)%
Mortgage banking income	124,450	97,903	26,547	27.1%
Gain on sale of mortgage loans	271,035	256,606	14,429	5.6%
Increase in cash value of life insurance	236,677	212,118	24,559	11.6%
Gain (loss) on sale and disposal of fixed assets	(34,050)	207,738	(241,788)	(116.4)%
Gain on sale of land held for sale	—	71,012	(71,012)	(100.0)%
Gain on interest rate swap	271,057	—	271,057	100.0%
Other	480,048	302,029	178,019	58.9%
Total noninterest income	$1,664,836	$1,449,168	$215,668	14.9%

Noninterest Expense. Noninterest expense increased $88,000, or 1.2%, to $7.3 million for the year ended December 31, 2024 from $7.2 million for the year ended December 31, 2023. Salaries and related benefits increased $249,000, or 6.3%, to $4.2 million at December 31, 2024 primarily due to higher employee salary expense and related benefits due to market factors. Data processing expense increased $136,000 to $1.1 million at December 31, 2024 primarily due to implementation of additional network management services and general activity increases. Partially offsetting these increases was a decrease of $262,000 in other noninterest expense to $900,000 at December 31, 2024. The decrease in other noninterest expense was due in large part to a total of $241,000 expensed in 2023 related to the proposed acquisition of another mutual institution that was later terminated. The table below sets forth our noninterest expense for the year ended December 31, 2024 and 2023:

	Year Ended
	December 31,		Change
	2024	2023	Amount	Percent
Salaries and related benefits	$4,184,386	$3,935,673	$248,713	6.3%
Occupancy expense, net	662,054	716,476	(54,422)	(7.6)%
Data processing	1,097,143	961,066	136,077	14.2%
Advertising	152,357	142,979	9,378	6.6%
FDIC insurance premiums	308,977	298,644	10,333	3.5%
Other	902,263	1,164,383	(262,120)	(22.5)%
Total noninterest expense	$7,307,180	$7,219,221	$87,959	1.2%

Income Tax Expense. Our benefit for income taxes increased $339,000 to a benefit of $736,000 for the year ended December 31, 2024, from a benefit of $398,000 for the year ended December 31, 2023 due to an increase in loss before income taxes.

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

	For the Year Ended December 31,
	2024			2023
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$180,111	$8,486	4.71%	$177,911	$7,573	4.26%
Securities available for sale	23,402	545	2.33%	25,799	685	2.66%
Securities held to maturity	39,607	546	1.38%	39,336	550	1.40%
Cash, cash equivalents and other interest-earning assets	7,296	161	2.21%	8,684	125	1.44%
Total interest-earning assets	$250,416	$9,738	3.89%	$251,730	$8,933	3.55%
Noninterest-earning assets	$16,322			$17,529
Total assets	$266,738			$269,259

Interest-bearing liabilities:
Interest-bearing demand deposits	$34,684	$65	0.19%	$34,846	$28	0.08%
Savings deposits	28,605	15	0.05%	31,514	18	0.06%
Money market	45,190	314	0.69%	58,027	399	0.69%
Certificates of deposit	110,017	4,805	4.37%	102,750	3,168	3.08%
Total interest-bearing deposits	$218,496	$5,199	2.38%	$227,137	$3,613	1.59%
Borrowed funds	25,971	1,166	4.49%	20,461	737	3.60%
Total interest-bearing liabilities	$244,467	$6,365	2.60%	$247,598	$4,350	1.76%
Noninterest-bearing demand deposits	9,781			9,584
Other noninterest-bearing liabilities	1,225			1,331
Total liabilities	255,473			258,513
Total equity	11,265			10,746
Total liabilities and equity	$266,738			$269,259
Net interest income		$3,373			$4,583
Net interest rate spread (2)			1.29%			1.79%
Net interest-earning assets (3)	$5,949			$4,132
Net interest margin (4)			1.35%			1.82%
Average interest-earning assets to interest-bearing liabilities	102.4%			101.7%

(1)	Net deferred fee income included in interest earned on loans totaled $227,000 for the year ended December 31, 2024 and $353,000 for the year ended December 31, 2023.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,
	2024 vs. 2023
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$94	$819	$913
Securities available-for-sale	(64)	(76)	(140)
Securities held-to-maturity	4	(8)	(4)
Cash, cash equivalents and other interest-earning assets	(20)	56	36
Total interest-earning assets	14	791	805

Interest-bearing liabilities:
Interest-bearing demand deposits	—	37	37
Savings deposits	(2)	(1)	(3)
Money market	(85)	—	(85)
Certificates of deposit	224	1,413	1,637
Total interest-bearing deposits	137	1,449	1,586
Borrowed funds	198	231	429
Total interest-bearing liabilities	335	1,680	2,015
Change in net interest income	$(321)	$(889)	$(1,210)

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. The Asset Liability Committee, which is a management-level committee, meets quarterly, or more frequently when necessary, is comprised of our President/Chief Executive Officer, Senior Vice President of Finance, Vice President of Lending and Vice President of Member Relations, and reports to the full board of directors on at least a annual basis. The Asset Liability Committee is responsible for recommending to the board of directors policies and procedures regarding asset/liability management, while it is the responsibility of the board of directors to determine whether to adopt such policies and procedures. We currently utilize a third-party modeling program, prepared quarterly, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Management of interest rate risk is one of the Bank’s highest priorities. In 2024, the Bank adopted a new asset/liability management policy and revamped its interest rate risk management processes and procedures to reduce interest rate risk exposure. Over the last year, the Bank has refined the input assumptions and various other input and output metrics, such as deposit decay rates, to enhance modeling accuracy. The Bank has also instituted education and training processes to provide management with information regarding emerging market forces and asset/liability-related management issues, practices and governance. Through these and other enhancements, we have significantly improved our ability to manage our interest rate risk and minimize the exposure of our earnings and capital to changes in interest rates. Pursuant to our new asset/liability management policy, we are seeking to implement the following strategies to further improve the management of our interest rate risk:

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

The following table sets forth, as of December 31, 2024, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At December 31, 2024
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$3,269	(2.77)%
200	3,574	(1.31)%
100	3,878	(0.51)%
Level	4,173	—%
(100)	4,524	4.50%
(200)	4,867	8.77%
(300)	5,194	12.75%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2024, we would have experienced a 1.31% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.77% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of December 31, 2024, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At December 31, 2024
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$10,899	$(10,725)	(49.60)%
200	14,821	(6,803)	(31.46)%
100	18,119	(3,505)	(16.21)%
Level	21,624	n/a	—%
(100)	29,218	7,594	35.12%
(200)	33,219	11,595	53.62%
(300)	37,186	15,562	71.97%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2024, we would have experienced a 31.46% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 53.62% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. In 2024, the Bank developed and implemented an improved process to project the sources and uses of funds over short- and long-term horizons, and, in concert with our asset/liability management policy, implemented guidelines to better identify potential funding gaps. Further, we have established an early warning system for measuring and monitoring liquidity, including through the establishment of early warning indicators.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At December 31, 2024, we had outstanding advances of $24.2 million from the FHLB. At December 31, 2024, we had unused borrowing capacity of $43.3 million from the FHLB. At December 31, 2024, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at December 31, 2024 we had a $6.0 million line of credit with a correspondent bank. We have not drawn against the Discount Window or the line of credit.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the year ended December 31, 2024 and 2023 included as part of the consolidated financial statements appearing elsewhere in this filing.

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

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6.0% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At December 31, 2024 and December 31, 2023, we had a net worth ratio of 5.67% and 4.50%, respectively.

At December 31, 2024 and December 31, 2023, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. However, we operate under an MOU with the Department and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital and total risk-based capital ratio levels above that which are required under federal regulatory capital regulations and a net worth ratio (as defined under Wisconsin law) of 6.0%. At December 31, 2024, we had Tier 1 capital equal to 7.2% of total average assets, total risk-based capital equal to 13.0% of risk-weighted assets and a net worth ratio of 5.67%. At December 31, 2023, we had Tier 1 capital equal to 6.3% of total average assets, total risk-based capital equal to 11.9% of risk-weighted assets and a net worth ratio of 4.5%. Our net worth ratio for purposes of compliance with Wisconsin law is calculated differently from the federal regulatory capital regulations in that it reflects the impact of the Bank’s unallocated general loan loss reserves. The Bank’s unallocated general loan loss reserves do not impact the calculation of the federal regulatory capital ratios.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2024, we had outstanding commitments to extend credit of $25.6 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2024 totaled $90.0 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on an annual basis. Our expected losses related to the unfunded commitments as of December 31, 2024 were estimated to be $82,000 and have provisioned for this exposure and recorded a reserve of $82,000 as of December 31, 2024.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating contracts for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

EWSB Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EWSB Bancorp, Inc. and its subsidiary (the “Company”) as of December 31, 2024 and 2023; the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the two years in the period ended December 31, 2024; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2023.

Cleveland, Ohio

March 21, 2025

EWSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$1,188,634	$1,608,709
Time deposits with other financial institutions	4,498,778	4,497,669
Debt securities available for sale (amortized cost of $26,736,859 and $27,880,997 as of December 31, 2024 and December 31, 2023, respectively)	22,806,836	23,947,775
Debt securities held to maturity (fair value of $38,162,626 and $39,804,828 as of December 31, 2024 and December 31, 2023, respectively)	39,006,631	40,050,858
Loans, net of allowance of $1,126,422 and $1,056,796 as of December 31, 2024 and December 31, 2023, respectively	186,354,436	174,315,171
Land held for sale	834,828	435,328
Office properties and equipment, net	2,411,422	2,910,169
Federal Home Loan Bank stock	1,879,971	1,084,273
Cash value of life insurance	7,699,074	7,462,397
Net deferred tax assets	5,326,564	4,857,846
Accrued interest receivable and other assets	1,298,605	1,396,766

TOTAL ASSETS	$273,305,779	$262,566,961

Liabilities and Equity
Deposits:
Non-interest bearing	$9,461,778	$10,250,495
Interest bearing	222,057,692	220,217,134
Total deposits	231,519,470	230,467,629
Borrowed funds	24,200,000	19,030,000
Advance payments by borrowers for taxes and insurance	485,212	280,026
Accrued interest payable and other liabilities	1,474,341	1,252,482

Total liabilities	257,679,023	251,030,137

Equity:
Common stock ($0.01 par value, 4,000,000 shares authorized, 752,538 shares issued and outstanding as of December 31, 2024)	7,525	—
Additional paid-in capital	5,472,763	—
Retained earnings	17,499,162	19,198,973
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(500,441)	—
Accumulated other comprehensive income (loss)	(6,852,253)	(7,662,149)

Total stockholders' equity	15,626,756	11,536,824

TOTAL LIABILITIES AND EQUITY	$273,305,779	$262,566,961

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,
	2024	2023
Interest income:
Loans, including fees	$8,486,001	$7,572,886
Securities:
Taxable	1,052,987	1,196,626
Tax-exempt	37,589	37,610
Other	161,461	125,293

Total interest income	9,738,038	8,932,415

Interest expense:
Deposits	5,198,654	3,612,941
Borrowed funds	1,166,143	737,179

Total interest expense	6,364,797	4,350,120

Net interest income	3,373,241	4,582,295
Provision for credit losses	166,794	145,039

Net interest income after provision for credit losses	3,206,447	4,437,256

Noninterest income:
Service charges on deposit accounts	74,470	53,291
Interchange income	241,149	248,471
Mortgage banking income	124,450	97,903
Gain on sale of mortgage loans	271,035	256,606
Increase in cash value of life insurance	236,677	212,118
Gain on interest rate swap	271,057	—
Gain (loss) on sale and disposal of fixed assets	(34,050)	207,738
Gain on sale of other real estate owned	—	71,012
Other	480,048	302,029

Total noninterest income	1,664,836	1,449,168

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations Continued

	Year Ended December 31,
	2024	2023
Noninterest expense:
Salaries and related benefits	4,184,386	3,935,673
Occupancy expense, net	662,054	716,476
Data processing	1,097,143	961,066
Advertising	152,357	142,979
FDIC insurance premiums	308,977	298,644
Other	902,263	1,164,383

Total noninterest expense	7,307,180	7,219,221

Income (loss) before provision for (benefit from) income taxes	(2,435,897)	(1,332,797)
Provision for (benefit from) income taxes	(736,086)	(397,557)
Net income (loss)	$(1,699,811)	$(935,240)
Basic and diluted earnings per share	$(8.62)	n/a
Weighted average shares outstanding	197,223	n/a

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2024	2023
Net income (loss)	$(1,699,811)	$(935,240)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	3,199	897,017
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income (loss) from the securities transferred from available for sale to held to maturity	1,099,151	1,216,256

Other comprehensive income (loss), before tax	1,102,350	2,113,273
Tax effect of other comprehensive income (loss) items	(292,454)	(560,650)

Other comprehensive income (loss), net of tax	809,896	1,552,623

Comprehensive income (loss)	$(889,915)	$617,383

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Equity

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity
Balance at January 1, 2023	—	$—	$—	$20,134,213	$—	$(9,214,772)	$10,919,441
Net income (loss)	—	—	—	(935,240)	—	—	(935,240)
Other comprehensive income (loss)	—	—	—	—	—	1,552,623	1,552,623
Balance at December 31, 2023	—	—	—	19,198,973	—	(7,662,149)	11,536,824
Proceeds of stock offering and issuance of common shares (net of issuance cost of $2.0 million)	752,538	7,525	5,470,717	—	—	—	5,478,242
Purchase of common shares by ESOP (52,678 shares)	—	—	—	—	(526,780)	—	(526,780)
ESOP shares committed to be released	—	—	2,046	—	26,339	—	28,385
Net income (loss)	—	—	—	(1,699,811)	—	—	(1,699,811)
Other comprehensive income (loss)	—	—	—	—	—	809,896	809,896
Balance at December 31, 2024	752,538	$7,525	$5,472,763	$17,499,162	$(500,441)	$(6,852,253)	$15,626,756

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,699,811)	$(935,240)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Provision for depreciation	171,110	179,429
Net amortization/(accretion) of discounts/premiums on securities	(164,881)	(269,412)
Provision for credit losses	166,794	145,039
Origination of loans held for sale	(12,355,415)	(10,578,774)
Proceeds from sales of loans held for sale	12,626,450	10,835,380
Net gain on sales of loans	(271,035)	(256,606)
Provision for (benefit from) deferred taxes	(761,172)	(397,582)
Net loss (gain) on sale and disposal of office properties and equipment	34,050	(207,738)
Net loss (gain) on sale of other real estate owned	—	(71,012)
Increase in cash surrender value of life insurance	(236,677)	(212,118)
ESOP expense	28,385	—
Changes in operating assets and liabilities:
Accrued interest receivable and other assets	98,161	20,160
Accrued interest payable and other liabilities	140,315	267,654
Total adjustments	(523,915)	(545,580)
Net cash flows used in operating activities	(2,223,726)	(1,480,820)

Cash flows from investing activities:
Proceeds from maturities of certificates of deposit	—	200,000
Proceeds from maturities and paydowns of securities available for sale	1,201,288	10,990,568
Proceeds from maturities and paydowns of securities held to maturity	2,250,000	—
Purchase of FHLB stock	(795,698)	(8,638)
Net decrease/(increase) in loans	(12,124,515)	(2,036,482)
Purchase of office properties and equipment	(105,913)	(30,386)
Proceeds from sale of office properties and equipment	—	151,573
Proceeds from sale of land held for sale	—	118,418
Proceeds from sale of repossessed assets	—	71,012
Net cash flows provided by (used in) investing activities	(9,574,838)	9,456,065

Cash flows from financing activities:
Net change in deposits	$1,051,841	$(18,740,119)
Net change in advance payments by borrowers for taxes and insurance	205,186	(698,820)
Proceeds from notes payable	—	400,000
Principal payments on notes payable	(400,000)	—
Net increase/(decrease) from FHLB advances activity	5,570,000	9,530,000
Proceeds from issuance of common stock, net of costs	5,478,242	—
Loan to ESOP	(526,780)	—
Net cash flows provided by (used in) financing activities	11,378,489	(9,508,939)

Net change in cash and cash equivalents	(420,075)	(1,533,694)
Cash and cash equivalents at beginning of period	1,608,709	3,142,403
Cash and cash equivalents at end of period	$1,188,634	$1,608,709

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,189,344	$4,061,516
Taxes	$—	$—

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Cash and Cash Equivalents

For purposes of reporting cash flows in the financial statements, cash and cash equivalents include cash on hand and interest-bearing and non-interest-bearing deposits in other financial institutions.

Time Deposits with Other Financial Institutions

Time deposits with other financial institutions are carried at cost with maturities of 90 days or more from the balance sheet date and will mature within four years.

Debt Securities

Debt Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss, net of tax. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives or earliest call date of the debt securities, as applicable. Gains and losses on the sales of debt securities are recorded on the trade date and determined using the specific-identification method.

EWSB BANCORP, INC. AND SUBSIDIARY

Transfers of investments into the held to maturity category from the available for sale category are made at fair value at the date of transfer. The net unrealized gains (losses), net of tax, are retained in other comprehensive income, and the carrying value of the held to maturity securities are amortized over the life of the securities in a manner consistent with the amortization of a premium or discount.

Loans Held for Sale

Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recognized through a valuation allowance by charges to earnings. Realized gains and losses on the sale of loans held for sale are determined using the specific-identification method.

Mortgage loans held for sale are generally sold with servicing rights retained. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to income based on the unpaid principal balance. Accrued interest receivable totaled $535,196 and $472,368 on December 31, 2024 and 2023, respectively and is reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Accrual of interest income on all loans is discontinued and the respective loan is placed on non-accrual status at the time it is 90 days delinquent. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans are individually evaluated for impairment. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Concentration of Credit Risk

Most of the Company’s business activity is with customers located in Outagamie County and the Fox River Valley located in eastern Wisconsin. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the Outagamie County and contiguous geographic areas.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is an estimate of expected credit losses on the loans held for investment, held-to-maturity debt securities, unfunded loan commitments and available for sale debt securities portfolios.

EWSB BANCORP, INC. AND SUBSIDIARY

Allowance for Credit Losses on Loans

The ACL is calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. Determination of the ACL is inherently subjective in nature since it requires significant estimates and management judgment and includes a level of imprecision given the difficulty of identifying and assessing the factors impacting loan repayment and estimating the timing and amount of losses. While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company’s direct control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with the current period such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors. While each component of the ACL is determined separately, the entire balance is available for the entire loan portfolio.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist. The Company has identified three loan portfolios and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are commercial and commercial real estate; residential real estate; and consumer. The SCALE method uses publicly available data from call reports to derive the initial proxy expected lifetime loss rates. The proxy expected lifetime loss rates are then adjusted for bank-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company’s loss history and credit risk within our portfolio.

The qualitative factors considered for each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions. These internal and external qualitative and credit market factors include:

●	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices;
●	changes in international, national, regionally and local conditions (specific factors which impact portfolios or discrepancies with national economic factors which are utilized within the economic forecast);
●	changes in the experience, depth and ability of lending management;
●	changes in the volume and severity of past due loans and other similar loan conditions;
●	changes in the nature and volume of the loan portfolio and terms of loans;
●	the existence and effect of any concentrations of credit and changes in the levels of such concentrations;
●	effects of other external factors, such as competition, legal or regulatory factors, on the level of estimated credit losses;
●	changes in the quality of our loan review functions; and
●	changes in the value of underlying collateral for collateral dependent loans.

The impact of the above-listed internal and external qualitative and credit market risk factors is assessed within predetermined ranges to adjust the ACL totals calculated.

In addition to the pooled analysis performed for the majority of our loan and commitment balances, we also review those loans that have collateral dependency or nonperforming status which requires a specific review of that loan, per our individually analyzed CECL calculations.

Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed, while recoveries of amounts previously charged-off are credited to the ACL. Approved releases from previously established ACL reserves authorized under our ACL methodology also reduce the ACL. Additions to the ACL are established through the provision for credit losses on loans, which is charged to expense.

EWSB BANCORP, INC. AND SUBSIDIARY

The Company’s ACL methodology is intended to reflect all loan portfolio risk, but management recognizes the inability to accurately depict all future credit losses in a current ACL estimate, as the impact of various factors cannot be fully known. Accrued interest receivable on loans is excluded from the amortized cost basis of financing receivables for the purpose of determining the allowance for credit losses.

Allowance for Credit Losses on Unfunded Loan Commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk by a contractual obligation to extend credit unless that obligation is unconditionally cancellable by the Company. The ACL related to off-balance sheet credit exposures is estimated at each balance sheet date under the CECL model. The estimate for ACL on unfunded loan commitments includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Allowance for Credit Losses on Held to Maturity Debt Securities

For held to maturity debt securities in an unrealized loss position, the Company will evaluate the securities individually to determine whether the decline in fair value below amortized cost basis is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

In evaluating securities held to maturity for potential credit loss, the Company considers many factors, including the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and its ability and intent to hold the security for a period of time sufficient for a recovery in value. The Company also considers the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.

Accrued interest receivable on securities held to maturity is excluded from the amortized cost basis of those securities for the purpose of determining the allowance for credit losses.

Allowance for Credit Losses on Securities Available for Sale

For available for sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis. If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the income statement. If neither of these criteria exist, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

In evaluating securities available for sale for potential credit loss, the Company considers many factors, including the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and its ability and intent to hold the security for a period of time sufficient for a recovery in value. The Company also considers the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The amount of the credit loss related to other factors is recognized in other comprehensive income (loss).

Accrued interest receivable on securities available for sale is excluded from the amortized cost basis of those securities for the purpose of determining the allowance for credit losses.

Servicing Rights

Whan mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gain of sales of mortgage loans. Fair value is based on market prices for comparable

EWSB BANCORP, INC. AND SUBSIDIARY

mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within mortgage banking income on the income statement. The fair values of servicing rights are subject to significant fluctuations resulting from changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. Servicing fees totaled $166,466 and $150,572 for the years ended December 31, 2024 and 2023, respectively. Late fees and ancillary fees related to loan servicing are not material.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate Owned

Assets are initially recorded at market value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or market value less estimated costs to sell. The cost of carrying the assets and any decrease in market value occurring after the transfer date are charged to operating expenses as incurred. The Company had no repossessed assets at December 31, 2024 and 2023.

Land Held for Sale

Property owned by the Company for which its intended use has changed from operating purpose to being sold is transferred at the lower of cost or market value less estimated costs to sell. The cost of carrying the property and any decrease in market value after the transfer date are charged to operating expenses as incurred.

Office Properties and Equipment

Land is carried at cost. Office properties and equipment are stated at cost less accumulated depreciation. Buildings and components and furniture, fixtures and equipment are depreciated using the straight-line method over the useful lives of the respective assets. Maintenance and repair costs are charged to expense as incurred.

EWSB BANCORP, INC. AND SUBSIDIARY

Federal Home Loan Bank ("FHLB") Stock

FHLB stock is carried at cost which approximates fair value. The Company is required to hold the stock as a member of the FHLB and transfer of the stock is substantially restricted. The stock is pledged as collateral for outstanding FHLB advances. FHLB stock is evaluated for impairment on an annual basis.

Cash Value of Life Insurance

The Company has purchased life insurance policies on certain key employees. The life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge’), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives not designated or that do not qualify for hedge accounting are reported currently in earnings, as non-interest income.

Accrued settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Accrued settlements on derivatives not designated or that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or

EWSB BANCORP, INC. AND SUBSIDIARY

losses that were accumulated in the other comprehensive income are amortized into earnings over the same periods in which the hedged transaction will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The contract to which the Company is a party settles monthly.

Advertising

Advertising costs are expensed as incurred.

Revenue from Contracts with Customers

The core revenue recognition principle requires the Company to recognize revenue to depict the transfer of services or products to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those services or products recognized as performance obligations are satisfied. The guidance includes a five-step model to apply to revenue recognition, consisting of the following: (1) identify the contract with a customer; (2) identify the performance obligation(s) within the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) within the contract; and (5) recognize revenue when (or as) the performance obligation(s) are/is satisfied.

The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity. Since performance obligations are satisfied as services are rendered and the transaction prices are fixed, there is little judgment involved in applying revenue recognition that significantly affects the determination of the amount and timing of revenue from contracts with customers.

The following significant revenue-generating transactions are within the scope of Accounting Standards Codification ("ASC") 606, which are presented in the consolidated statements of income as components of noninterest income:

Service charges on deposit accounts – The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, such as ATM use fees, wires, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly service charges and maintenance fees, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs as this corresponds with the Company’s performance obligation.

Interchange fees – Customers use a bank-issued debit card to purchase goods and services, and the Company earns interchange fees on those transactions, typically a percentage of the sale amount of the transaction. The Company is considered an agent with respect to these transactions. Interchange fee payments received are recognized as income daily, concurrently with the transaction processing services provided to the cardholder through the payment networks. There are no contingent debit card interchange fees recorded by the Company that could be subject to a claw-back in future periods.

Net gain (loss) on sales of office properties and equipment and repossessed assets – The Company records a gain or loss from the sale of assets when control of the property transfers to the buyer, which generally occurs at the time of an executed deed and transfer of control is completed. When the Company finances the sale to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether the Company expects to collect substantially all of the transaction price. Once these criteria are met, the asset is derecognized and the gain or loss on the sale is recognized. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if the financing does not include market terms.

EWSB BANCORP, INC. AND SUBSIDIARY

Income Taxes

Deferred taxes are recognized using the asset/liability method. Deferred tax assets are recognized for deductible temporary differences, operating loss, and tax credit carryforwards; deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the financial statement amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Interest and penalties related to unrecognized tax benefits are classified as income taxes.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). The Company's accumulated other comprehensive income (loss) is comprised of the unrealized gains and losses on securities available for sale and held to maturity, net of tax, and is shown as a separate component of equity.

m

Employee Stock Ownership Plan

The ESOP shares pledged as collateral are reported as unearned ESOP shares in the Consolidated Balance Sheets. As shares are committed to be released from collateral, the Bank reports compensation expense equal to the average market price of shares during the year, and the shares become outstanding for basic net income per common share computations. Dividends on allocated ESOP shares reduce retained earnings, dividends on unearned ESOP shares reduce the ESOP’s debt and accrued interest.

Earnings per Share

Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. ESOP shares committed to be released are considered to be outstanding for purposes of the earnings per share computation. ESOP shares that have been legally released, but that relate to employee services rendered during an accounting period (interim or annual) ending before the related debt service payment is made are considered committed to be released. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares have been issued, as well as any adjustments to income that would result from assumed issuance.

Operating Segments

On November 27, 2023, the FASB issued ASU 2023-07, “Segment Reporting (ASC280): Improvements to Reportable Segment Disclosures”, intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Provisions in the amendment include: (1) Requirement that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provide to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (2) Requirement that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of it composition. The other segment items category is the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss; (3) Requirement that a public entity provide all

EWSB BANCORP, INC. AND SUBSIDIARY

annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280 in interim periods; (4) Clarification that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements; (5) Requirement that a public entity disclose the titles and position of the CODM and explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) Requirement that a public entity that has a single reportable segment provide all the disclosures by the amendments in the update and all existing segment disclosures in ASC 280.

The amendments in the update are effective for the fiscal years beginning after December 15, 2023, including interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. For public business entities, amendments in the update should be applied retrospectively to all periods presented in the financial statements, and upon transition the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this standard effective January 1, 2024, and it did not have a material impact on the consolidated financial statements.

While the chief operating decision-makers monitor revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Discrete financial information is not available other than on a Company-wide basis. Accordingly, all financial service operations are considered by management to be aggregated in one reportable operating segment.

Recent Accounting Pronouncements

The following is a summary of a recent accounting pronouncement that could potentially affect the Company:

ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual bases the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregate between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company will adopt this ASU for the reporting period beginning January 1, 2025, and does not expect the amendment to have a material impact to the financial statements of the Company.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (“AFS”) and a held to maturity (“HTM”) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of securities available for sale on December 31, 2024 and 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$9,078,650	$—	$(1,254,841)	$7,823,809
State and political subdivisions	14,191,881	—	(2,052,935)	12,138,946
Corporate securities	3,466,328	—	(622,247)	2,844,081
Total securities available for sale	$26,736,859	$—	$(3,930,023)	$22,806,836

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2023
Securities available for sale:
Mortgage-backed securities	$10,164,358	$—	$(1,123,653)	$9,040,705
State and political subdivisions	14,255,188	—	(2,172,143)	12,083,045
Corporate securities	3,461,451	—	(637,426)	2,824,025
Total securities available for sale	$27,880,997	$—	$(3,933,222)	$23,947,775

There were no sales of securities available for sale during the years ended December 31, 2024 and 2023.

The following tables show the fair value and gross unrealized losses of available for sale debt securities in an unrealized loss position at December 31, 2024 and 2023, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,823,809	$(1,254,841)	$7,823,809	$(1,254,841)
State and political subdivisions	—	—	12,138,946	(2,052,935)	12,138,946	(2,052,935)
Corporate securities	—	—	2,844,081	(622,247)	2,844,081	(622,247)
Totals	$—	$—	$22,806,836	$(3,930,023)	$22,806,836	$(3,930,023)

EWSB BANCORP, INC. AND SUBSIDIARY

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2023
Securities available for sale:
Mortgage-backed securities	$—	$—	$9,040,705	$(1,123,653)	$9,040,705	$(1,123,653)
State and political subdivisions	—	—	12,083,045	(2,172,143)	12,083,045	(2,172,143)
Corporate securities	—	—	2,824,025	(637,426)	2,824,025	(637,426)
Totals	$—	$—	$23,947,775	$(3,933,222)	$23,947,775	$(3,933,222)

At December 31, 2024, 51 debt securities designated as AFS are in an unrealized loss position. Based on our analysis of these securities, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities are included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on an annual basis. None of the investments in our AFS securities portfolio were past due as of December 31, 2024. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2024. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	December 31, 2024
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$792,966	$785,657
Due after one year through five years	4,799,235	4,225,960
Due after five years through ten years	11,918,642	9,849,781
Due after ten years	147,366	121,629

Subtotal	17,658,209	14,983,027
Mortgage-backed securities	9,078,650	7,823,809
Total	$26,736,859	$22,806,836

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of securities held to maturity at December 31, 2024 and 2023, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,306,633	$282	$(812,896)	$27,494,019
U.S. Treasury securities	10,699,998	—	(31,391)	10,668,607
Total securities held to maturity	$39,006,631	$282	$(844,287)	$38,162,626

EWSB BANCORP, INC. AND SUBSIDIARY

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2023	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,223,324	$12,819	$(245,870)	$27,990,273
U.S. Treasury securities	11,827,534	3,234	(16,213)	11,814,555
Total securities held to maturity	$40,050,858	$16,053	$(262,083)	$39,804,828

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (“CECL”). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on an annual basis. None of the investments in our HTM securities portfolio were past due as of December 31, 2024. An allowance for credit losses (“ACL”) is not calculated or recorded based on the implied guarantee of these securities.

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of December 31, 2024. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	December 31, 2024
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$3,645,355	$3,643,560
Due after one year through five years	17,002,722	16,834,884
Due after five years through ten years	14,391,887	13,907,582
Due after ten years	3,966,667	3,776,600
Total	$39,006,631	$38,162,626

EWSB BANCORP, INC. AND SUBSIDIARY

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of December 31, 2024 and 2023 is a follows:

	December 31, 2024	December 31, 2023
Real estate:
One to four family residential	$130,077,444	$122,239,967
Home equity	2,241,326	2,063,651
Equity line of credit	5,823,673	4,146,620
Construction	6,755,376	3,978,450
Multi-family	1,271,343	1,485,002
Commercial	2,587,784	2,333,631
Commercial installment	3,513,472	4,373,435
Consumer:
Marine and recreational	31,150,048	30,800,279
Other consumer	4,211,711	4,038,013

Subtotal	187,632,177	175,459,048
Allowance for credit losses	(1,126,422)	(1,056,796)
Unearned loan fees	(151,319)	(87,081)
Loans, net	$186,354,436	$174,315,171

Changes in the allowance for the year ended December 31, 2024, are as follows:

	For the year ended December 31, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$654,754	$(15,176)	$—	$—	$639,578
Home equity	11,045	(25)	—	—	11,020
Equity line of credit	22,193	6,441	—	—	28,634
Construction	21,293	52,151	—	—	73,444
Multi-family	7,948	(1,697)	—	—	6,251
Commercial	26,323	4,301	—	—	30,624
Commercial Installment	44,972	(2,343)	—	—	42,629
Consumer:
Marine and recreational	241,624	27,462	(9,889)	—	259,197
Other consumer	26,644	14,136	(11,554)	5,819	35,045
Total	$1,056,796	$85,250	$(21,443)	$5,819	$1,126,422

EWSB BANCORP, INC. AND SUBSIDIARY

Changes in the allowance for the year ended December 31, 2023, are as follows:

	For the year ended December 31, 2023
	Beginning	Impact of	Provision for			Ending
	Balance	Adopting ASC 326	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$407,598	$164,130	$83,026	$—	$—	$654,754
Home equity	3,406	2,478	5,161	—	—	11,045
Equity line of credit	13,105	6,591	2,497	—	—	22,193
Construction	3,715	2,455	15,123	—	—	21,293
Multi-family	6,519	4,741	(3,312)	—	—	7,948
Commercial	10,711	31,608	(15,996)	—	—	26,323
Commercial Installment	9,516	35,236	220	—	—	44,972
Consumer:
Marine and recreational	402,074	(218,582)	58,132	—	—	241,624
Other consumer	52,713	(28,657)	188	(22,833)	25,233	26,644
Total	$909,357	$—	$145,039	$(22,833)	$25,233	$1,056,796

The ACL on loans excludes $81,544 of allowance for unfunded commitments as of December 31, 2024 and is recorded within accrued interest payable and other liabilities on the Consolidated Balance Sheets. A provision for credit loss on unfunded loan commitments of $81,544 was made for the year ended December 31, 2024. There was no ACL on unfunded commitments as of December 31, 2023.

As of December 31, 2024, there were two collateral dependent loans totaling $12,704 in the other consumer loan segment. These loans were secured by automobiles and do not have a specific allocation to the ACL as of December 31, 2024. There were no other collateral dependent loans as of December 31, 2024.

As of December 31, 2023, there was one collateral dependent loan totaling $9,889 in the marine and recreational loan segment. This loan was collateralized by a licensed recreational vehicle and had $4,889 in the ACL as of December 31, 2023. There were no other collateral dependent loans as of December 31, 2023.

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

EWSB BANCORP, INC. AND SUBSIDIARY

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination at December 31, 2024 and 2023.

	Total Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
At December 31, 2024
Real estate
One to four family residential
Performing	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Home equity
Performing	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Non performing	—	—	—	—	—	—	—	—
Total home equity	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Construction
Performing	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Non performing	—	—	—	—	—	—	—	—
Total construction	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Multi-family
Pass	$—	$—	$—	$209,884	$126,373	$935,086	$—	$1,271,343
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	—	$209,884	126,373	$935,086	$—	$1,271,343
Commercial
Pass	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Commercial installment
Pass	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Consumer
Marine and recreational
Performing	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Other consumer
Performing	$785,431	$534,610	$613,732	$208,806	$40,975	$2,015,453	$—	$4,199,007
Non performing	—	—	12,704	—	—	—	—	12,704
Total other consumer	$785,431	$534,610	$626,436	$208,806	$40,975	$2,015,453	$—	$4,211,711
Total loans	$32,666,501	$22,012,850	$39,257,756	$14,142,210	$33,447,472	$40,281,715	$5,823,673	$187,632,177

EWSB BANCORP, INC. AND SUBSIDIARY

	Total Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolving	Total
At December 31, 2023
Real estate
One to four family residential
Performing	$9,639,759	$34,992,254	$13,184,881	$33,531,897	$6,940,657	$23,950,519	$—	$122,239,967
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$9,639,759	$34,992,254	$13,184,881	$33,531,897	$6,940,657	$23,950,519	$—	$122,239,967
Home equity
Performing	$991,616	$714,749	$119,200	$108,052	$28,343	$101,691	$—	$2,063,651
Non performing	—	—	—	—	—	—	—	—
Total home equity	$991,616	$714,749	$119,200	$108,052	$28,343	$101,691	$—	$2,063,651
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$4,146,620	$4,146,620
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$4,146,620	$4,146,620
Construction
Performing	$2,258,809	$1,194,457	$295,614	$126,457	$—	$103,113	$—	$3,978,450
Non performing	—	—	—	—	—	—	—	—
Total construction	$2,258,809	$1,194,457	$295,614	$126,457	$—	$103,113	$—	$3,978,450
Multi-family
Pass	$—	$—	$218,321	$144,525	$827,329	$294,827	$—	$1,485,002
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	$218,321	$144,525	$827,329	$294,827	$—	$1,485,002
Commercial
Pass	$439,270	$1,348,841	$353,171	$62,819	$—	$129,530	$—	$2,333,631
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$439,270	$1,348,841	$353,171	$62,819	$—	$129,530	$—	$2,333,631
Commercial installment
Pass	$360,575	$410,038	$1,379,228	$2,011,973	$—	$211,621	$—	$4,373,435
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$360,575	$410,038	$1,379,228	$2,011,973	$—	$211,621	$—	$4,373,435
Consumer
Marine and recreational
Performing	$9,291,668	$3,297,641	$719,234	$1,966,591	$2,779,140	$12,746,005	$—	$30,800,279
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$9,291,668	$3,297,641	$719,234	$1,966,591	$2,779,140	$12,746,005	$—	$30,800,279
Other consumer
Performing	$1,433,967	$1,645,920	$562,650	$100,763	$158,196	$118,546	$—	$4,020,042
Non performing	—	17,971	—	—	—	—	—	17,971
Total other consumer	$1,433,967	$1,663,891	$562,650	$100,763	$158,196	$118,546	$—	$4,038,013
Total loans	$24,415,664	$43,621,871	$16,832,299	$38,053,077	$10,733,665	$37,655,852	$4,146,620	$175,459,048

Year-to-date gross charge-offs for the periods presented are not included in the above tables as the amounts are considered insignificant.

EWSB BANCORP, INC. AND SUBSIDIARY

Loan aging information as of December 31, 2024 and 2023, follows:

	Accruing
		Loans Past	Loans		Nonaccrual
	Current	Due 31-89	Past Due		with an
	Loans	Days	90+ Days	Nonaccrual	ACL	Total Loans
December 31, 2024

Real estate:
One to four family residential	$128,031,279	$1,741,706	$304,459	$—	$—	$130,077,444
Home equity	2,241,326	—	—	—	—	2,241,326
Equity line of credit	5,823,673	—	—	—	—	5,823,673
Construction	6,754,686	690	—	—	—	6,755,376
Multi-family	1,271,343	—	—	—	—	1,271,343
Commercial	2,587,784	—	—	—	—	2,587,784
Commercial installment	3,513,472	—	—	—	—	3,513,472
Consumer	—
Marine and recreational	31,016,018	134,030	—	—	—	31,150,048
Other consumer	4,199,007	—	—	12,704	—	4,211,711

Totals	$185,438,588	$1,876,426	$304,459	$12,704	$—	$187,632,177

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
December 31, 2023

Real estate:
One to four family residential	$120,678,966	$1,561,001	$—	$36,829	$—	$—	$122,239,967
Home equity	2,063,651	—	—	—	—	—	2,063,651
Equity line of credit	4,086,622	59,998	—	—	—	—	4,146,620
Construction	3,978,450	—	—	—	—	—	3,978,450
Multi-family	1,485,002	—	—	—	—	—	1,485,002
Commercial	2,333,631	—	—	—	—	—	2,333,631
Commercial installment	4,373,435	—	—	—	—	—	4,373,435
Consumer
Marine and recreational	30,550,492	249,787	—	—	—	—	30,800,279
Other consumer	4,020,042	—	—	132	17,971	—	4,038,013

Totals	$173,570,291	$1,870,786	$—	$36,961	$17,971	$—	$175,459,048

EWSB BANCORP, INC. AND SUBSIDIARY

Interest income received on nonaccrual loans is considered to be immaterial to the consolidated financial statements.

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of December 31, 2024 or December 31,2023.

A summary of loans to directors, executive officers, and their affiliates as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Balance at beginning of period	$27,004	$42,708
New loans	28,230	—
Repayments	(10,519)	(15,704)

Balance at end of period	$44,715	$27,004

Note 4: Office Properties and Equipment

Office properties and equipment consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Land and improvements	$677,041	$963,991
Buildings and improvements	4,328,212	4,549,327
Furniture and equipment	1,386,896	1,455,787
Total cost	6,392,149	6,969,105
Less: accumulated depreciation	3,980,727	4,058,936
Office properties and equipment, net	$2,411,422	$2,910,169

Depreciation expense included in occupancy expense on the consolidated statements of operations totaled $171,110 and $179,429 in 2024 and 2023, respectively.

Note 5: Mortgage Servicing Rights

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled approximately $69,080,000 and $61,959,000 at December 31, 2024, and 2023, respectively. Custodial escrow balances maintained in connection with serviced loans were approximately $380,539 on December 31, 2024 and $122,927 on December 31, 2023, respectively.

The following is a summary of changes in the balance of mortgage servicing rights for the years ended December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Beginning balance	$321,928	$309,210
Capitalized mortgage servicing rights	78,905	68,897
Recovery of (provision for) allowance	10,947	(11,496)
Amortization	(66,384)	(44,683)
Ending balance	$345,396	$321,928

The carrying value of mortgage servicing rights is included within accrued interest receivable and other assets on the accompanying consolidated balance sheets. Mortgage servicing rights are evaluated for impairment at least annually. The fair value of mortgage servicing rights was $621,313 and $582,981 at December 31, 2024 and 2023, respectively. Fair value at December 31, 2024 was determined using discount rates ranging from 9.67% to 11.67%, prepayment

EWSB BANCORP, INC. AND SUBSIDIARY

speeds ranging from 6.1% to 29.8%, depending on the stratification of the specific mortgage servicing rights and an average default rate of 0.25%. Fair value at December 31, 2023 was determined using discount rates ranging from 9.33% to 11.33%, prepayment speeds ranging from 6.0% to 25.1%, depending on the stratification of the specific right and an average default rate of 0.25%.

Note 6: Deposits

The composition of deposits at December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023
Non-interest-bearing demand	$9,461,778	$10,250,495
Interest-bearing demand	40,044,250	32,900,701
Savings	28,885,850	32,888,853
Money market	42,827,392	49,911,872
Certificates of deposit	110,300,200	104,515,708

Total deposits	$231,519,470	$230,467,629

The aggregate amount of certificates of deposit in denominations of $250,000 or more at December 31, 2024 and 2023 was approximately $18,798,000 and $18,488,000, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2024 are summarized as follows:

Twelve months ended December 31,	Amount
2025	$90,049,489
2026	10,174,811
2027	3,351,685
2028	4,242,535
2029	2,481,680

Total	$110,300,200

Deposits from directors, executive officers, and their affiliates totaled $2,514,749 and $1,300,864 at December 31, 2024 and 2023, respectively.

Note 7: Borrowed Funds

Borrowed funds consisted of the following at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Average Rate	Amount	Average Rate	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	4.44%	$4,700,000	5.43%	$12,630,000
Fixed rate, fixed term advances	3.82%	19,500,000	3.40%	6,000,000
Related party subordinated promissory notes	—%	—	7.00%	400,000
Total borrowings		$24,200,000		$19,030,000

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank (“FHLB”) as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

EWSB BANCORP, INC. AND SUBSIDIARY

The following is a summary of scheduled maturities of non-short term borrowed funds as of December 31, 2024:

	Average Rate	Amount
2025	4.23%	$7,500,000
2026	3.74%	$6,000,000
2028	3.40%	$6,000,000

Total		$19,500,000

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances. A $6.0 million FHLB borrowing was called in January 2025. The borrowing was replaced by a combination of a fixed term FHLB advance with a similar rate and term and short-term borrowings.

The Company has a master contract agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the book value of the Company’s qualifying one- to four-family residential real estate loans. The loans pledged as security for FHLB borrowings totaled approximately $68,175,000 and $65,826,000 at December 31, 2024 and December 31, 2023, respectively. FHLB advances are also secured by $1,879,971 and $1,084,273 of FHLB stock owned by the Company at December 31, 2024 and December 31, 2023, respectively. At December 31, 2024, the Company has current borrowing capacity of $43,306,000 based on total collateral pledged as of this date. The Company will be required to purchase FHLB activity stock to support additional borrowings beyond current activity stock holdings.

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

At December 31, 2024 and 2023, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window. The Company had no short-term borrowings through the Federal Reserve discount window and did not pledge securities or loans as of December 31, 2024 and 2023.

At December 31, 2024 and 2023, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

Note 8: Income Taxes

The components of the provision for income taxes are as follows as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Current tax expense (benefit):
Federal	$25,036	$—
State	50	25
Total current	25,086	25

Deferred tax expense (benefit):
Federal	$(544,446)	$(278,735)
State	(216,726)	(118,847)
Total deferred	(761,172)	(397,582)

Total provision for income taxes	$(736,086)	$(397,557)

EWSB BANCORP, INC. AND SUBSIDIARY

The primary differences between income taxes at the federal statutory rate and the provision for income taxes includes state taxes and tax‑exempt interest and non-interest income.

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred tax assets as of December 31, 2024 and 2023, are presented below:

	December 31, 2024	December 31, 2023
Deferred tax assets
Allowance for credit losses	$298,840	$280,368
Deferred compensation	41,606	51,601
Net operating loss	2,653,705	1,945,176
Unrealized loss on securities available for sale	1,042,635	1,043,484
Unrealized loss on securities held to maturity	1,431,712	1,723,317
Other	32,175	5,429
Total deferred tax assets	5,500,673	5,049,375

Deferred tax liabilities
Fixed assets	$(61,017)	$(84,630)
Mortgage servicing rights	(91,634)	(85,407)
Other	(21,458)	(21,492)
Total deferred tax liabilities	(174,109)	(191,529)

Net deferred tax asset	$5,326,564	$4,857,846

The Company has federal net operating loss carryforwards totaling approximately $9.9 million and $7.3 million for the tax years ending December 31, 2024 and December 31, 2023, respectively.  Due to tax law changes from the Tax Cuts and Jobs Act, the federal net operating loss carryforwards do not expire.

The Company has Wisconsin net operating loss carryforwards totaling approximately $7.7 million and $5.7 million for the tax years ending December 31, 2024 and December 31, 2023, respectively. The Wisconsin net operating loss carryforwards begin to expire in 2042.

The Company has Minnesota net operating loss carryforwards totaling approximately $947,000 and $673,000 for the tax years ending December 31, 2024 and December 31, 2023, respectively. The Minnesota net operating loss carryforwards begin to expire in 2037.

The amount of the deferred tax asset is considered realizable based on projected future earnings and multiple tax planning strategies; however, it could be adjusted, and a valuation allowance recorded, if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is present and additional weight cannot be given to subjective evidence such as our projections for growth. Our projections for growth are based on growth within our deposit and loan portfolios, maintaining an adequate net interest margin, and an increase in noninterest income.

With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years before 2020.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 9: Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan covering all employees who meet certain service requirements. Employees are allowed to make voluntary contributions to the plan up to 100% of their compensation, not to exceed the applicable annual IRS dollar limit. The Company matches 100% of up to 5% of employee compensation.

Employee benefit plan expense included within salary and related benefits on the consolidated statements of operations was approximately $117,000 and $126,000 for 2024 and 2023, respectively.

Note 10: Deferred Compensation

The Company has entered into deferred compensation plans with various executive officers. The plans provide for the payment of specified amounts upon the executive officers' retirement. The liability is being accrued over the anticipated remaining period of employment. The accrued liability for the deferred compensation plans is included within accrued interest payable and other liabilities on the consolidated balance sheets and was $156,826 and $194,501 at December 31, 2024 and 2023, respectively. Deferred compensation expense included within salary and related benefits on the consolidated statements of operations was $8,641 and $18,481 for 2024 and 2023, respectively. Payments made in accordance with the plans totaled $46,316 and $54,152 during 2024 and 2023, respectively.

Note 11: Commitments Contingencies and Credit Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Company's exposure to credit loss is represented by the contractual, or notional, amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments. Since some of the commitments are expected to expire without being drawn upon and some of the commitments may not be drawn upon to the total extent of the commitment, the notional amount of these commitments does not necessarily represent future cash requirements.

The following commitments were outstanding at December 31, 2024 and 2023:

	Commitments to extend credit
	December 31, 2024	December 31, 2023
Commitments to extend credit	$25,645,000	$19,999,000

Commitments to extend credit are agreements to lend to a customer at fixed or variable rates, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds.

Note 12: Equity and Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy

EWSB BANCORP, INC. AND SUBSIDIARY

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table on the next page). It is management’s opinion, as of December 31, 2024, that the Bank meets all applicable statutory capital adequacy requirements.

As of December 31, 2024, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer of 2.5% as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

The Bank’s actual capital amounts and ratios as of December 31, 2024 and December 31, 2023, are presented in the following tables:

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2024

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$19,238	12.2%	≥ $	7,084	≥	4.5%	≥ $	10,233	≥	6.5%
Tier 1 capital (to risk-weighted assets)	19,238	12.2%	≥	9,446	≥	6.0%	≥	12,595	≥	8.0%
Total capital (to risk-weighted assets)	20,446	13.0%	≥	12,595	≥	8.0%	≥	15,743	≥	10.0%
Tier 1 capital (to average assets)	19,238	7.2%	≥	10,738	≥	4.0%	≥	13,422	≥	5.0%

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2023

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$16,464	11.2%	≥ $	6,634	≥	4.5%	≥ $	9,582	≥	6.5%
Tier 1 capital (to risk-weighted assets)	16,464	11.2%	≥	8,845	≥	6.0%	≥	11,794	≥	8.0%
Total capital (to risk-weighted assets)	17,521	11.9%	≥	11,794	≥	8.0%	≥	14,742	≥	10.0%
Tier 1 capital (to average assets)	16,464	6.3%	≥	10,386	≥	4.0%	≥	12,982	≥	5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.0% and its level of total capital to risk-weighted assets at a minimum of 11.0%. At December 31, 2024, the Bank’s tier one capital as a percentage of average total assets capital ratio of 7.2% was not in compliance with the minimum ratio as designated by the Board of Directors. The Bank’s total capital to risk-weighted assets ratio of 13.0% was in compliance with the minimum ratio designated by the Board of Directors.

EWSB BANCORP, INC. AND SUBSIDIARY

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a state-chartered savings bank to maintain a net worth ratio in an amount not less than 6.0%. At December 31, 2024, the Bank’s net worth ratio of 5.67% was not in compliance with the minimum requirement.

Note 13: Fair Value Measurements

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of December 31, 2024 and 2023, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

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

EWSB BANCORP, INC. AND SUBSIDIARY

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,823,809	$—	$7,823,809	$—
State and political subdivisions	12,138,946	—	12,138,946	—
Corporate securities	2,844,081	—	2,844,081	—
Total securities available for sale	$22,806,836	$—	$22,806,836	$—

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$9,040,705	$—	$9,040,705	$—
State and political subdivisions	12,083,045	—	12,083,045	—
Corporate securities	2,824,025	—	2,824,025	—
Total securities available for sale	$23,947,775	$—	$23,947,775	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$140,321	$—	$140,321	$—

Note 14: Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 13 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value on the Consolidated Balance Sheets. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

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

EWSB BANCORP, INC. AND SUBSIDIARY

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of December 31, 2024, follows:

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,306,633	$—	$27,494,019	$—	$27,494,019
U.S. Treasury securities	$10,699,998	$10,668,607	$—	$—	$10,668,607
Loans, net	$186,354,436	$—	$—	$177,234,000	$177,234,000
Financial liabilities:
Interest-bearing deposits	$222,057,692	$—	$200,557,000	$—	$200,557,000
Fixed rate, fixed term FHLB advances	$19,500,000	$—	$19,459,137	$—	$19,459,137

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of December 31, 2023, follows:

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)	December 31, 2023
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,223,324	$—	$27,990,273	$—	$27,990,273
U.S. Treasury securities	$11,827,534	$11,814,555	$—	$—	$11,814,555
Loans, net	$174,315,171	$—	$—	$165,086,000	$165,086,000
Financial liabilities:
Interest-bearing deposits	$220,217,134	$—	$207,001,000	$—	$207,001,000
Fixed rate, fixed term FHLB advances	$6,000,000	$—	$5,990,708	$—	$5,990,708

Note 15: Derivatives

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

Fair Value Hedge: An interest rate swap with a notional amount totaling $25.0 million as of December 31, 2023 was designated as a fair value last of layer hedge for certain fixed rate prepayable loans. This interest rate swap contract was terminated in 2024.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 16: Earnings Per Share (“EPS”)

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

Year Ended December 31, 2024
Net income (loss) applicable to common shares outstanding	$(1,699,811)

Average number of common shares outstanding	211,780
Less: Average unallocated ESOP shares	14,557
Average number of common shares outstanding used to calculate basic earnings per share	197,223
Earnings per common share basic and diluted	$(8.62)

There were no securities or other contracts that had a dilutive effect during the year ended December 31, 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for EPS calculations. All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. Earnings per share for the year ended December 31, 2024 was calculated using 197,223 weighted average shares outstanding which represents zero shares prior to the conversion on September 20, 2024. EPS data is not applicable for the year ended December 31, 2023 as the Company had no outstanding shares.

Note 17: ESOP

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

Eash December, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Expense recorded during the year ended December 31, 2024, is $28,385.

Shares held by the ESOP as of December 31, 2024, were as follows:

As of December 31, 2024
Shares committed for allocation	2,634
Unallocated	50,044
Total ESOP shares	52,678

Fair value of unearned shares at December 31, 2024	$525,962

EWSB BANCORP, INC. AND SUBSIDIARY

Note 18: Condensed Parent Only Financial Information

The Parent Company’s condensed balance sheet and related condensed statements of operations and cash flows as follows. The information presented for the year ended December 31, 2023 represents the consolidated holding companies of Wisconsin Mutual Bancorp, MHC.

Condensed Balance Sheets

	December 31,
	2024	2023
Assets
Noninterest bearing deposit with bank subsidiary	$356,460	$50,000
Investment in subsidiaries	14,320,577	11,486,824
Loan - ESOP	487,752	—
Land held for sale	435,328	—
Other assets	41,490	—

TOTAL ASSETS	$15,641,607	$11,536,824

Liabilities and Equity
Liabilities
Other liabilities	$14,851	$—
Total liabilities	14,851	—

Equity:
Common stock	7,525	—
Additional paid-in capital	5,472,763	—
Retained earnings	17,499,162	19,198,973
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(500,441)	—
Accumulated other comprehensive income (loss)	(6,852,253)	(7,662,149)

Total stockholders' equity	15,626,756	11,536,824

TOTAL LIABILITIES AND EQUITY	$15,641,607	$11,536,824

Condensed Statements of Operations

	Year Ended December 31,
	2024	2023
Income:
Interest income:	$11,777	$—
Total income	11,777	—
Expense:
Interest expense	16,486	—
Noninterest expense	54,060	—
Total expense	70,546	—
Loss before equity in undistributed net income (loss) of subsidiary	(58,769)	—
Equity in undistributed net income (loss) of subsidiary	(1,657,051)	(935,240)
Income (loss) before provision for (benefit from) income taxes	(1,715,820)	(935,240)
Provision for (benefit from) income taxes	(16,009)	—
Net income (loss)	$(1,699,811)	$(935,240)

EWSB BANCORP, INC. AND SUBSIDIARY

Condensed Statements of Cash Flows

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(1,699,811)	$(935,240)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Net decrease (increase) in other assets and liabilities	67,195	—
Equity in undistributed (income) loss of subsidiary	1,657,051	935,240
Total adjustments	1,724,246	935,240
Net cash flows used in operating activities	24,435	—

Cash flows from investing activities:
Principal payments on loan to ESOP	39,028	—
Net cash flows provided by (used in) investing activities	39,028	—

Cash flows from financing activities:
Net proceeds from issuance of common shares	$5,478,242	$—
Loan to ESOP	(526,780)	—
Proceeds from conversion transferred to subsidiary	(4,918,928)	—
Cash transferred from prior holding company	210,463	—
Net cash flows provided by (used in) financing activities	242,997	—

Net change in cash and cash equivalents	306,460	—
Cash and cash equivalents at beginning of period	50,000	50,000
Cash and cash equivalents at end of period	$356,460	$50,000

Note 19: Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of business such as branches and subsidiary bank, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluation of revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income (loss) to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

During the quarter ended December 31, 2024, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. A copy of the Code of Ethics is available on the Company’s website at www.eastwis.com under ABOUT US/EWSB Bancorp, Inc.

Item 11. Executive Compensation

Executive Compensation

Information regarding executive compensation is presented under the headings “Executive Compensation,” and “Corporate Governance — Director Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management and related stockholder matters is presented under the heading “Stock Ownership” in the Proxy Statement and is incorporated herein by reference.

The Company’s had no equity compensation plans existing as of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships and related transactions, and director independence is presented under the heading “Corporate Governance — Director Independence” and “— Other Information Relating to Directors and Executive Officers Transactions with Certain Related Persons” in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accountants” of the Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules

3.1

Articles of Incorporation of EWSB Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

3.2	Bylaws of EWSB Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended (Commission File No333-277828), as filed on March 11, 2024)

4.1

Form of Common Stock Certificate of EWSB Bancorp, Inc. (incorporated by reference to Exhibit 4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

4.2	Description of EWSB Bancorp, Inc. Common Stock

10.1

Form of Employment Agreement between East Wisconsin Savings Bank and Charles D. Schmalz (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

10.2

Form of Employment Agreement between East Wisconsin Savings Bank and James E. Mangold (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

10.3

Form of Employment Agreement between East Wisconsin Savings Bank and Kory J. Schneider (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

10.4

Form of Employment Agreement between East Wisconsin Savings Bank and Holly Francescone (incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

10.5

Salary Continuation Agreement between East Wisconsin Savings Bank and Charles D. Schmalz (incorporated by reference to Exhibit 10.5 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

10.6

Amended and Restated Director Deferred Fee Plan (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

19.1	EWSB Bancorp, Inc Policy Regarding Insider Trading

21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

31

Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Includes the following financial and related information from EWSB Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended December 31, 2024, formatted in InlineExtensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-K formatted in Inline XBRL.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, (Commission File No. 333-277828), initially filed on March 11, 2024.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, (Commission File No. 333-277828), initially filed on March 11, 2024.
(3)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-277828), initially filed on March 11, 2024

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWSB BANCORP, INC.

Date: March 24, 2025	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer