Form 10-Q
period 2025-03-31
EWSB Bancorp, Inc. /MD/
filed 2025-05-14
CIK 2013792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 14, 2025, the Registrant had 752,538 shares of common stock, par value $0.01 per share issued and outstanding.

i

EXPLANATORY NOTE

EWSB Bancorp, Inc. (the “Company,” “we” or “our”) is the stock holding company for East Wisconsin Savings Bank (the “Bank”). The Company became the holding company for the Bank upon the completion of the conversion of Wisconsin Mutual Bancorp, MHC (the “MHC”) from the mutual holding company to the stock holding company form of organization on September 20, 2024 the date of the conversion transaction closing. Accordingly, the unaudited financial statements, as well as other financial information at or prior to September 20, 2024, contained in this Quarterly Report on Form 10-Q relate solely to the consolidated financial results of the MHC and its subsidiaries. See also the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ii

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$1,125,467	$1,188,634
Time deposits with other financial institutions	4,499,059	4,498,778
Debt securities available for sale (amortized cost of $26,466,664 and $26,736,859 as of March 31, 2025 and December 31, 2024, respectively)	23,030,254	22,806,836
Debt securities held to maturity (fair value of $39,098,969 and $38,162,626 as of March 31, 2025 and December 31, 2024, respectively)	39,302,816	39,006,631
Loans, net of allowance of $1,190,255 and $1,126,422 as of March 31, 2025 and December 31, 2024, respectively	189,853,281	186,354,436
Land held for sale	834,828	834,828
Office properties and equipment, net	2,418,195	2,411,422
Federal Home Loan Bank stock	1,903,782	1,879,971
Cash value of life insurance	7,761,299	7,699,074
Net deferred tax assets	5,324,975	5,326,564
Accrued interest receivable and other assets	1,300,229	1,298,605

TOTAL ASSETS	$277,354,185	$273,305,779

Liabilities and Equity
Deposits:
Non-interest bearing	$8,291,770	$9,461,778
Interest bearing	223,354,314	222,057,692
Total deposits	231,646,084	231,519,470
Borrowed funds	27,835,000	24,200,000
Advance payments by borrowers for taxes and insurance	862,843	485,212
Accrued interest payable and other liabilities	1,384,173	1,474,341

Total liabilities	261,728,100	257,679,023

Equity:
Common stock ($0.01 par value, 4,000,000 shares authorized, 752,538 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	7,525	7,525
Additional paid-in capital	5,473,225	5,472,763
Retained earnings	16,930,521	17,499,162
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(493,856)	(500,441)
Accumulated other comprehensive income (loss)	(6,291,330)	(6,852,253)

Total stockholders' equity	15,626,085	15,626,756

TOTAL LIABILITIES AND EQUITY	$277,354,185	$273,305,779

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2025	2024
Interest income:
Loans, including fees	$2,287,479	$1,981,859
Securities:
Taxable	256,037	267,992
Tax-exempt	9,398	9,403
Other	50,815	42,509

Total interest income	2,603,729	2,301,763

Interest expense:
Deposits	1,379,097	1,215,111
Borrowed funds	262,331	262,591

Total interest expense	1,641,428	1,477,702

Net interest income	962,301	824,061
Provision for credit losses	110,290	—

Net interest income after provision for credit losses	852,011	824,061

Noninterest income:
Service charges on deposit accounts	14,582	10,380
Interchange income	56,354	57,139
Mortgage banking income	51,606	63,845
Gain on sale of mortgage loans	45,561	50,721
Increase in cash value of life insurance	62,225	54,201
Gain on interest rate swap	—	86,290
Other	90,014	146,183

Total noninterest income	320,342	468,759

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited) Continued

	Three Months Ended March 31,
	2025	2024
Noninterest expense:
Salaries and related benefits	1,106,569	1,031,442
Occupancy expense, net	167,974	173,109
Data processing	274,338	271,410
Advertising	27,982	41,689
FDIC insurance premiums	56,626	79,007
Other	335,036	236,137

Total noninterest expense	1,968,525	1,832,794

Income (loss) before provision for (benefit from) income taxes	(796,172)	(539,974)
Provision for (benefit from) income taxes	(227,531)	(162,479)
Net income (loss)	$(568,641)	$(377,495)
Basic and diluted earnings per share	$(0.81)	n/a
Weighted average shares outstanding	702,823	n/a

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(568,641)	$(377,495)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	493,613	(186,786)
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income (loss) from the securities transferred from available for sale to held to maturity	296,185	278,520

Other comprehensive income (loss), before tax	789,798	91,734
Tax effect of other comprehensive income (loss) items	(228,875)	(24,336)

Other comprehensive income (loss), net of tax	560,923	67,398

Comprehensive income (loss)	$(7,718)	$(310,097)

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Equity (unaudited)

					Unallocated	Accumulated
					Common	Other
	Common Shares		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended March 31, 2025
Balance at January 1, 2025	752,538	$7,525	$5,472,763	$17,499,162	$(500,441)	$(6,852,253)	$15,626,756
Net income (loss)	—	—	—	(568,641)	—	—	(568,641)
ESOP shares committed to be released	—	—	462	—	6,585	—	7,047
Other comprehensive income (loss)	—	—	—	—	—	560,923	560,923
Balance at March 31, 2025	752,538	$7,525	$5,473,225	$16,930,521	$(493,856)	$(6,291,330)	$15,626,085

					Unallocated	Accumulated
					Common	Other
	Common Shares		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended March 31, 2024
Balance at January 1, 2024	—	$—	$—	$19,198,973	$—	$(7,662,149)	$11,536,824
Net income (loss)	—	—	—	(377,495)	—	—	(377,495)
Other comprehensive income (loss)	—	—	—	—	—	67,398	67,398
Balance at March 31, 2024	—	$—	$—	$18,821,478	$—	$(7,594,751)	$11,226,727

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:	$(853,108)	$(1,008,468)

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	283,428	250,099
Purchase of FHLB stock	(23,811)	(139,595)
Net decrease/(increase) in loans	(3,562,678)	(1,168,690)
Purchase of office properties and equipment	(46,243)	(27,716)
Proceeds from sale of office properties and equipment	—	—
Proceeds from sale of land held for sale	—	—
Proceeds from sale of repossessed assets	—	—
Net cash flows provided by (used in) investing activities	(3,349,304)	(1,085,902)

Cash flows from financing activities:
Net change in deposits	$126,614	$(51,091)
Net change in advance payments by borrowers for taxes and insurance	377,631	321,995
Net increase/(decrease) from FHLB short-term advances activity	4,135,000	(12,630,000)
Proceeds from FHLB long-term advances	8,000,000	—
Maturities of FHLB long-term advances	(8,500,000)	—
Proceeds from Federal Reserve Bank Term Funding Program borrowing	—	17,000,000
Net cash flows provided by (used in) financing activities	4,139,245	4,640,904

Net change in cash and cash equivalents	(63,167)	2,546,534
Cash and cash equivalents at beginning of period	1,188,634	1,608,709
Cash and cash equivalents at end of period	$1,125,467	$4,155,243

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,703,995	$1,232,917
Taxes	$—	$—

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related notes of EWSB Bancorp, Inc’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company has not changed its significant accounting and reporting policies from those disclosed in the audited financial statements for the year ended December 31, 2024.

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The determination of the allowance for credit losses and valuation allowance on deferred tax assets are particularly subject to change in the near term. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2025.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (“AFS”) and a held to maturity (“HTM”) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of AFS securities on March 31, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2025
Securities available for sale:
Mortgage-backed securities	$8,806,738	$—	$(1,045,621)	$7,761,117
State and political subdivisions	14,192,368	—	(1,829,771)	12,362,597
Corporate securities	3,467,558	—	(561,018)	2,906,540
Total securities available for sale	$26,466,664	$—	$(3,436,410)	$23,030,254

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$9,078,650	$—	$(1,254,841)	$7,823,809
State and political subdivisions	14,191,881	—	(2,052,935)	12,138,946
Corporate securities	3,466,328	—	(622,247)	2,844,081
Total securities available for sale	$26,736,859	$—	$(3,930,023)	$22,806,836

There were no sales of securities available for sale during the three months ended March 31, 2025 and 2024.

The following tables show the fair value and gross unrealized losses of AFS debt securities in an unrealized loss position at March 31, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
March 31, 2025
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,761,117	$(1,045,621)	$7,761,117	$(1,045,621)
State and political subdivisions	—	—	12,362,597	(1,829,771)	12,362,597	(1,829,771)
Corporate securities	—	—	2,906,540	(561,018)	2,906,540	(561,018)
Totals	$—	$—	$23,030,254	$(3,436,410)	$23,030,254	$(3,436,410)

EWSB BANCORP, INC. AND SUBSIDIARY

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,823,809	$(1,254,841)	$7,823,809	$(1,254,841)
State and political subdivisions	—	—	12,138,946	(2,052,935)	12,138,946	(2,052,935)
Corporate securities	—	—	2,844,081	(622,247)	2,844,081	(622,247)
Totals	$—	$—	$22,806,836	$(3,930,023)	$22,806,836	$(3,930,023)

At March 31, 2025, 50 debt securities designated as AFS were in an unrealized loss position. Based on our analysis of these securities, the decline in value was unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities were included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our AFS securities portfolio were past due as of March 31, 2025. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of March 31, 2025. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	March 31, 2025
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$795,093	$791,942
Due after one year through five years	6,640,628	5,931,413
Due after five years through ten years	10,076,791	8,420,057
Due after ten years	147,414	125,725

Subtotal	17,659,926	15,269,137
Mortgage-backed securities	8,806,738	7,761,117
Total	$26,466,664	$23,030,254

EWSB BANCORP, INC. AND SUBSIDIARY

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of HTM securities at March 31, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2025	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,514,187	$17,148	$(227,078)	$28,304,257
U.S. Treasury securities	10,788,629	6,566	(483)	10,794,712
Total securities held to maturity	$39,302,816	$23,714	$(227,561)	$39,098,969

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,306,633	$282	$(812,896)	$27,494,019
U.S. Treasury securities	10,699,998	—	(31,391)	10,668,607
Total securities held to maturity	$39,006,631	$282	$(844,287)	$38,162,626

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (“CECL”). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our HTM securities portfolio were past due as of March 31, 2025. An allowance for credit losses (“ACL”) is not calculated or recorded based on the implied guarantee of these securities.

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of March 31, 2025. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	March 31, 2025
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$6,341,418	$6,342,455
Due after one year through five years	14,949,630	14,939,301
Due after five years through ten years	14,414,863	14,281,719
Due after ten years	3,596,905	3,535,494
Total	$39,302,816	$39,098,969

EWSB BANCORP, INC. AND SUBSIDIARY

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Real estate:
One to four family residential	$131,573,882	$130,077,444
Home equity	2,252,877	2,241,326
Equity line of credit	5,880,412	5,823,673
Construction	9,137,794	6,755,376
Multi-family	1,392,504	1,271,343
Commercial	2,344,887	2,587,784
Commercial installment	3,646,149	3,513,472
Consumer:
Marine and recreational	30,885,011	31,150,048
Other consumer	4,093,700	4,211,711

Subtotal	191,207,216	187,632,177
Allowance for credit losses	(1,190,255)	(1,126,422)
Unearned loan fees	(163,680)	(151,319)
Loans, net	$189,853,281	$186,354,436

Changes in the allowance for the three months ended March 31, 2025 and 2024, are as follows:

	For the three months ended March 31, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$639,578	$99,815	$—	$—	$739,393
Home equity	11,020	1,640	—	—	12,660
Equity line of credit	28,634	4,417	—	—	33,051
Construction	73,444	26,026	—	—	99,470
Multi-family	6,251	1,576	—	—	7,827
Commercial	30,624	(5,821)	—	—	24,803
Commercial Installment	42,629	(4,062)	—	—	38,567
Consumer:
Marine and recreational	259,197	(52,156)	—	—	207,041
Other consumer	35,045	(7,602)	—	—	27,443
Total	$1,126,422	$63,833	$—	$—	$1,190,255

EWSB BANCORP, INC. AND SUBSIDIARY

	For the three months ended March 31, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$654,754	$(56,134)	$—	$—	$598,620
Home equity	11,045	(1,100)	—	—	9,945
Equity line of credit	22,193	(744)	—	—	21,449
Construction	21,293	27,342	—	—	48,635
Multi-family	7,948	(791)	—	—	7,157
Commercial	26,323	(4,169)	—	—	22,154
Commercial Installment	44,972	6,577	—	—	51,549
Consumer:
Marine and recreational	241,624	22,900	(9,289)	—	255,235
Other consumer	26,644	6,119	—	—	32,763
Total	$1,056,796	$—	$(9,289)	$—	$1,047,507

The ACL on loans excludes $128,001 of allowance for unfunded commitments as of March 31, 2025 and $81,544 as of December 31, 2024 and is recorded within accrued interest payable and other liabilities on the Consolidated Balance Sheets. A provision for credit loss on unfunded loan commitments of $46,457 was made for the three months ended March 31, 2025. No provision for credit loss on unfunded loan commitments was made for the three months ended March 31, 2024.

As of March 31, 2025 there were two collateral dependent loans totaling $11,250 in the other consumer loans segment. These loans were secured by automobiles and did not have a specific allocation to the ACL as of March 31, 2025.

As of December 31, 2024 there were two collateral dependent loans totaling $12,704 in the other consumer loans segment. These loans were secured by automobiles and did not have a specific allocation to the ACL as of December 31, 2024.

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

EWSB BANCORP, INC. AND SUBSIDIARY

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination at March 31, 2025 and December 31, 2024.

	Total Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
At March 31, 2025
Real estate
One to four family residential
Performing	$4,623,084	$19,717,175	$9,253,160	$32,625,178	$11,503,312	$53,851,973	$—	$131,573,882
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$4,623,084	$19,717,175	$9,253,160	$32,625,178	$11,503,312	$53,851,973	$—	$131,573,882
Home equity
Performing	$74,473	$888,030	$686,969	$427,888	$16,239	$159,278	$—	$2,252,877
Non performing	—	—	—	—	—	—	—	—
Total home equity	$74,473	$888,030	$686,969	$427,888	$16,239	$159,278	$—	$2,252,877
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$5,880,412	$5,880,412
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$5,880,412	$5,880,412
Construction
Performing	$698,519	$5,587,640	$2,585,149	$67,586	$—	$198,900	$—	$9,137,794
Non performing	—	—	—	—	—	—	—	—
Total construction	$698,519	$5,587,640	$2,585,149	$67,586	$—	$198,900	$—	$9,137,794
Multi-family
Pass	$—	$—	$—	$207,717	$1,184,787	$—	$—	$1,392,504
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	—	$207,717	1,184,787	$—	$—	$1,392,504
Commercial
Pass	$—	$486,944	$150,052	$1,287,961	$242,538	$177,392	$—	$2,344,887
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$—	$486,944	$150,052	$1,287,961	$242,538	$177,392	$—	$2,344,887
Commercial installment
Pass	$422,767	$112,613	$202,399	$339,593	$1,008,574	$1,560,203	$—	$3,646,149
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$422,767	$112,613	$202,399	$339,593	$1,008,574	$1,560,203	$—	$3,646,149
Consumer
Marine and recreational
Performing	$1,554,700	$6,774,074	$7,569,272	$2,886,893	$602,917	$11,497,155	$—	$30,885,011
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$1,554,700	$6,774,074	$7,569,272	$2,886,893	$602,917	$11,497,155	$—	$30,885,011
Other consumer
Performing	$289,798	$686,377	$439,933	$495,713	$173,851	$1,996,778	$—	$4,082,450
Non performing	—	—	—	11,250	—	—	—	11,250
Total other consumer	$289,798	$686,377	$439,933	$506,963	$173,851	$1,996,778	$—	$4,093,700
Total loans	$7,663,341	$34,252,853	$20,886,934	$38,349,779	$14,732,218	$69,441,679	$5,880,412	$191,207,216

EWSB BANCORP, INC. AND SUBSIDIARY

	Total Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
At December 31, 2024
Real estate
One to four family residential
Performing	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Home equity
Performing	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Non performing	—	—	—	—	—	—	—	—
Total home equity	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Construction
Performing	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Non performing	—	—	—	—	—	—	—	—
Total construction	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Multi-family
Pass	$—	$—	$—	$209,884	$126,373	$935,086	$—	$1,271,343
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	$—	$209,884	$126,373	$935,086	$—	$1,271,343
Commercial
Pass	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Commercial installment
Pass	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Consumer
Marine and recreational
Performing	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Other consumer
Performing	$785,431	$534,610	$613,732	$208,806	$40,975	$2,015,453	$—	$4,199,007
Non performing	—	—	12,704	—	—	—	—	12,704
Total other consumer	$785,431	$534,610	$626,436	$208,806	$40,975	$2,015,453	$—	$4,211,711
Total loans	$32,666,501	$22,012,850	$39,257,756	$14,142,210	$33,447,472	$40,281,715	$5,823,673	$187,632,177

Year-to-date gross charge-offs for the periods presented are not included in the above tables as the amounts are considered insignificant.

EWSB BANCORP, INC. AND SUBSIDIARY

Loan aging information as of March 31, 2025 and December 31, 2024, follows:

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
March 31, 2025

Real estate:
One to four family residential	$129,925,516	$1,648,366	$—	$—	$—	$—	$131,573,882
Home equity	2,237,812	15,065	—	—	—	—	2,252,877
Equity line of credit	5,834,024	46,388	—	—	—	—	5,880,412
Construction	8,282,708	855,086	—	—	—	—	9,137,794
Multi-family	1,392,504	—	—	—	—	—	1,392,504
Commercial	2,344,887	—	—	—	—	—	2,344,887
Commercial installment	3,646,149	—	—	—	—	—	3,646,149
Consumer
Marine and recreational	30,757,867	127,144	—	—	—	—	30,885,011
Other consumer	4,082,450	—	—	12,704	11,250	—	4,093,700

Totals	$188,503,917	$2,692,049	$—	$12,704	$11,250	$—	$191,207,216

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
December 31, 2024

Real estate:
One to four family residential	$128,031,279	$1,741,706	$304,459	$—	$—	$—	$130,077,444
Home equity	2,241,326	—	—	—	—	—	2,241,326
Equity line of credit	5,823,673	—	—	—	—	—	5,823,673
Construction	6,754,686	690	—	—	—	—	6,755,376
Multi-family	1,271,343	—	—	—	—	—	1,271,343
Commercial	2,587,784	—	—	—	—	—	2,587,784
Commercial installment	3,513,472	—	—	—	—	—	3,513,472
Consumer
Marine and recreational	31,016,018	134,030	—	25,920	—	—	31,150,048
Other consumer	4,199,007	—	—	—	12,704	—	4,211,711

Totals	$185,438,588	$1,876,426	$304,459	$25,920	$12,704	$—	$187,632,177

Interest income received on nonaccrual loans is considered to be immaterial to the consolidated financial statements.

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of March 31, 2025 or December 31, 2024.

EWSB BANCORP, INC. AND SUBSIDIARY

A summary of loans to directors, executive officers, and their affiliates as of March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Balance at beginning of period	$44,715	$27,004
New loans	—	28,230
Repayments	(10,618)	(10,519)

Balance at end of period	$34,097	$44,715

Note 4: Deposits

The composition of deposits at March 31, 2025 and December 31, 2024 is as follows:

	March 31, 2025	December 31, 2024
Non-interest-bearing demand	$8,291,770	$9,461,778
Interest-bearing demand	42,148,244	40,044,250
Savings	26,612,919	28,885,850
Money market	42,455,472	42,827,392
Certificates of deposit	112,137,679	110,300,200

Total deposits	$231,646,084	$231,519,470

The aggregate amount of certificates of deposit in denominations of $250,000 or more at March 31, 2025 and December 31, 2024 was approximately $21,302,000 and $18,798,000, respectively.

The scheduled maturities of certificates of deposit as of March 31, 2025, are summarized as follows:

Twelve months ended March 31,	Amount
2026	$86,290,646
2027	16,242,900
2028	4,471,991
2029	3,177,135
2030	1,955,007

Total	$112,137,679

Deposits from directors, executive officers, and their affiliates totaled $2,838,922 and $2,514,749 at March 31, 2025 and December 31, 2024, respectively.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 5: Borrowed Funds

Borrowed funds consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Average Rate	Amount	Average Rate	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	4.45%	$8,835,000	4.44%	$4,700,000
Fixed rate, fixed term advances	3.81%	19,000,000	3.82%	19,500,000
Total borrowings		$27,835,000		$24,200,000

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank (“FHLB”) as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

The following is a summary of scheduled maturities of non-short term borrowed funds as of March 31, 2025:

	Average Rate	Amount
2025	4.11%	$5,000,000
2026	3.74%	6,000,000
2028	3.68%	8,000,000

Total		$19,000,000

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the book value of the Company’s qualifying one- to four-family residential real estate loans. The loans pledged as security for FHLB borrowings totaled approximately $72,259,000 and $68,175,000 at March 31, 2025 and December 31, 2024, respectively. FHLB advances are also secured by $1,903,782 and $1,879,971 of FHLB stock owned by the Company at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the Company has current borrowing capacity of $43,698,000 based on total collateral pledged as of this date. The Company will be required to purchase FHLB activity stock to support additional borrowings beyond current activity stock holdings.

At March 31, 2025 and December 31, 2024, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window. The Company had no short-term borrowings through the Federal Reserve discount window and did not pledge securities or loans as of March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

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

EWSB BANCORP, INC. AND SUBSIDIARY

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table on the next page). It is management’s opinion, as of March 31, 2025, that the Bank meets all applicable statutory capital adequacy requirements.

As of March 31, 2025, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

The Bank’s actual capital amounts and ratios as of March 31, 2025 and December 31, 2024, are presented in the following tables:

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
March 31, 2025

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$18,044	11.0%	≥ $	7,358	≥	4.5%	≥ $	10,628	≥	6.5%
Tier 1 capital (to risk-weighted assets)	18,044	11.0%	≥	9,810	≥	6.0%	≥	13,080	≥	8.0%
Total capital (to risk-weighted assets)	19,362	11.8%	≥	13,080	≥	8.0%	≥	16,350	≥	10.0%
Tier 1 capital (to average assets)	18,044	6.6%	≥	10,995	≥	4.0%	≥	13,744	≥	5.0%

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2024

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$18,520	11.8%	≥ $	7,091	≥	4.5%	≥ $	10,243	≥	6.5%
Tier 1 capital (to risk-weighted assets)	18,520	11.8%	≥	9,455	≥	6.0%	≥	12,606	≥	8.0%
Total capital (to risk-weighted assets)	19,728	12.5%	≥	12,606	≥	8.0%	≥	15,758	≥	10.0%
Tier 1 capital (to average assets)	18,520	6.9%	≥	10,709	≥	4.0%	≥	13,387	≥	5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.0% and its level of total capital to risk-weighted assets at a minimum of 11.0%. At March 31, 2025, the Bank’s tier one capital as a percentage of average total assets capital ratio of 6.6% was not in compliance with the minimum ratio as designated by the Board of Directors. The Bank’s total capital to risk-weighted assets ratio of 11.8% was in compliance with the minimum ratio designated by the Board of Directors.

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a state-chartered savings bank to maintain a net worth ratio in an amount not less than 6.0%. At March 31, 2025, the Bank’s net worth ratio of 5.64% was not in compliance with the minimum requirement.

EWSB BANCORP, INC. AND SUBSIDIARY

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of March 31, 2025 and December 31, 2024, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

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

EWSB BANCORP, INC. AND SUBSIDIARY

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,761,117	$—	$7,761,117	$—
State and political subdivisions	12,362,597	—	12,362,597	—
Corporate securities	2,906,540	—	2,906,540	—
Total securities available for sale	$23,030,254	$—	$23,030,254	$—

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,823,809	$—	$7,823,809	$—
State and political subdivisions	12,138,946	—	12,138,946	—
Corporate securities	2,844,081	—	2,844,081	—
Total securities available for sale	$22,806,836	$—	$22,806,836	$—

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

EWSB BANCORP, INC. AND SUBSIDIARY

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of March 31, 2025 and December 31, 2024, follows:

	Carrying				Estimated
	Amount				Fair Value
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)	March 31, 2025
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,514,187	$—	$28,304,257	$—	$28,304,257
U.S. Treasury securities	$10,788,629	$10,794,712	$—	$—	$10,794,712
Loans, net	$189,853,281	$—	$—	$177,722,000	$177,722,000
Financial liabilities:
Interest-bearing deposits	$223,354,314	$—	$203,139,000	$—	$203,139,000
Fixed rate, fixed term FHLB advances	$19,000,000	$—	$19,041,381	$—	$19,041,381

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,306,633	$—	$27,494,019	$—	$27,494,019
U.S. Treasury securities	$10,699,998	$10,668,607	$—	$—	$10,668,607
Loans, net	$186,354,436	$—	$—	$177,234,000	$177,234,000
Financial liabilities:
Interest-bearing deposits	$222,057,692	$—	$200,557,000	$—	$200,557,000
Fixed rate, fixed term FHLB advances	$19,500,000	$—	$19,459,137	$—	$19,459,137

Note 9: Earnings Per Share (“EPS”)

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

Three Months Ended March 31, 2025
Net income (loss) applicable to common shares outstanding	$(568,641)

Average number of common shares outstanding	752,538
Less: Average unallocated ESOP shares	49,715
Average number of common shares outstanding used to calculate basic earnings per share	702,823
Earnings per common share basic and diluted	$(0.81)

There were no securities or other contracts that had a dilutive effect during the three months ended March 31, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same.

EWSB BANCORP, INC. AND SUBSIDIARY

Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for EPS calculations. All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. Earnings per share for the three months ended March 31, 2025, was calculated using 702,823 weighted average shares outstanding. EPS data is not applicable for the three months ended March 31, 2024, as the Company had no shares outstanding.

Note 10: ESOP

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

Each December, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Expense recorded during the three months ended March 31, 2025 is $7,047.

Shares held by the ESOP as of March 31, 2025, were as follows:

As of March 31, 2025
Shares committed for allocation	3,293
Unallocated	49,385
Total ESOP shares	52,678

Fair value of unearned shares at March 31, 2025	$567,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in EWSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our vulnerability to interest rates;
●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions, tariffs or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to comply with the confidential memorandum of understanding (“MOU”) with the Wisconsin Department of Financial Institutions (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”);

●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and residential real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to execute on our business strategies, including increasing our loan originations;
●	competition among depository and other financial institutions;
●	changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2025, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of

Operations-Critical Accounting Policies” in EWSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets. Total assets increased $4.1 million, or 1.5%, to $277.4 million at March 31, 2025 from $273.3 million at December 31, 2024. The change was primarily the result of a $3.6 million increase in portfolio loans and a $520,000 increase in total investment securities.

Cash and Cash Equivalents and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions decreased $63,000, or 1.1% to $5.6 million at March 31, 2025 from $5.7 million at December 31, 2024. The change was related to general business activity.

Securities Available-for-Sale. Securities available-for-sale increased $223,000, or 1.0%, to $23.0 million at March 31, 2025 from $22.8 million at December 31, 2024. The increase was primarily due to a $515,000 increase in the market value of the portfolio due to a decrease in market interest rates during the three months ended March 31, 2025 offset by principal paydowns of $284,000 on mortgage-backed securities. The proceeds from principal paydowns are utilized to manage liquidity and support loan growth.

Securities Held-to-Maturity. Securities held-to-maturity increased $296,000, or 0.8%, to $39.3 million at March 31, 2025 from $39.0 million at December 31, 2024. The increase in securities held-to-maturity was due to $296,000 in amortization of unrealized losses and discounts.

Loans, net. Loans, net increased $3.6 million, or 1.9%, to $190.0 million at March 31, 2025 from $186.4 million at December 31, 2024. Construction, one- to four-family, commercial, multi-family, and home equity loans and lines of credit increased $2.4 million, $1.5 million, $133,000, $121,000, and $68,000, respectively, to $9.1 million, $131.6 million, $3.6 million, $1.4 million, and $8.1 million at March 31, 2025, respectively, as a result of loan production exceeding payoffs and amortization. These increases were partially offset by decreases to marine and recreational, commercial real estate, and other consumer loans of $265,000, $243,000, and $118,000 respectively, to $30.9 million, $2.3 million, and $4.1 million at March 31, 2025, respectively.

Deposits. Total deposits increased $127,000 or 0.1% to $231.6 million at March 31, 2025, from $231.5 million at December 31, 2024. Non-interest bearing deposits decreased $1.2 million, or 12.4%, to $8.3 million at March 31, 2025, from $9.5 million at December 31, 2024. Total interest-bearing deposits, other than time deposits, decreased approximately $541,000 million, or 0.5%, to $111.2 million at March 31, 2025, from $111.8 million at December 31, 2024. Certificates of deposits increased $1.8 million, or 1.7%, to $112.1 million at March 31, 2025, from $110.3 million at December 31, 2024. The deposit mix changes were consistent with industry trends as consumers continue to transition to higher yielding term deposits due to the interest rate environment.

Borrowings. We had $27.8 million of borrowings at March 31, 2025 as compared to $24.2 million at December 31, 2024. The increase of $3.6 million in FHLB borrowings were used to fund portfolio loans during the three months ended March 31, 2025.

Stockholders’ Equity. Total stockholders’ equity remained consistent at $15.6 million at March 31, 2025 from and December 31, 2024. Accumulated other comprehensive loss decreased $561,000 due to an increase in the market value of the investment portfolio related to a decline in market interest rates which was offset by a decrease in retained earnings of $569,000 which resulted from the net loss incurred for the three months ended March 31, 2025.

Comparison of Operating Results for the Three Months Ended March 31, 2025 and 2024

Net Income/(Loss). We recorded a net loss of $569,000 for the three months ended March 31, 2025, compared to a net loss of $377,000 for the three months ended March 31, 2024, a change of $191,000 year-over-year. The increase in our net loss year-over-year resulted primarily from a $148,000 decrease in noninterest income and an increase of $136,000 in noninterest expense offset by a $28,000 increase in net interest income and a $65,000 increase in the income tax benefit.

Interest Income. Interest income increased $302,000, or 13.1%, to $2.6 million for the three months ended March 31, 2025, from $2.3 million for the three months ended March 31, 2024, due to a $306,000 increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 37 basis points in the weighted average yield on the loan portfolio to 4.92% for the three months ended March 31, 2025, from 4.55% for the same period in 2024. Interest income on securities and other investments decreased $4,000 to $316,000 for the three months ended March 31, 2025 primarily due to a $2.0 million decrease in average balance of investment securities year-over-year. The average balance decrease was primarily related to security maturities.

Interest Expense. Total interest expense increased $164,000, or 11.1%, to $1.6 million for the three months ended March 31, 2025, from $1.5 million for the three months ended March 31, 2024. Interest expense on deposits increased $164,000, or 13.5%, to $1.4 million for the three months ended March 31, 2025 from $1.2 million for the three months ended March 31, 2024. This increase was due primarily to an increase in the weighted average rate paid on certificates of deposit of 16 basis points to 4.35% for the three months ended March 31, 2025 from 4.19% for the three months ended March 31, 2024, combined with an increase in the average balance of such deposits of $4.5 million year-over-year and a $3.4 million decrease in the average balance of lower-cost money market accounts year-over-year.

Interest expense on borrowed funds remained consistent at $262,000 for the three months ended March 31, 2025 and 2024. The rate paid on borrowed funds declined 41 basis points to 4.12% for the three months ended March 31, 2025, from 4.53% for the three months ended March 31, 2024 while the average balance of borrowed funds increased $2.4 million, or 10.4%, to $25.8 million for the three months ended March 31, 2025 from $23.4 million for the three months ended March 31, 2024. The increase in the average balance was generally related to the measured use of borrowings to support the increase in the loan portfolio.

Net Interest Income. Net interest income increased $139,000, or 16.9%, to $963,000 for the three months ended March 31, 2025 from $824,000 for the three months ended March 31, 2024, primarily due to an increase in the interest rate spread to 1.46% for the three months ended March 31, 2025 from 1.33% for the three months ended March 31, 2024 and an increase in the net interest margin to 1.51% for the three months ended March 31, 2025, from 1.35% for the three months ended March 31, 2024. The increases in the interest rate spread and the net interest margin were primarily due to an increase in the weighted average yield on loans partially offset by rates paid on interest-bearing deposits.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL and unfunded loan commitments, a provision of $64,000 was made to the ACL and $46,000 to the ACL for unfunded loan commitments for the three months ended March 31, 2025. No provisions were made to the ACL or the ACL for unfunded loan commitments for the three months ended March 31, 2024. The adequacy of the ACL and provision expense is based on an analysis of current credit characteristics in conjunction with loss history of the loan portfolio and peer group loss data.

Noninterest Income. Noninterest income declined $148,000, or 31.7%, to $320,000 for the three months ended March 31, 2025 from $469,000 for the three months ended March 31, 2024. The change resulted primarily from a non-recurring $86,000 gain on an interest rate swap recognized in 2024 with no such gain recognized in the 2025 period, a $56,000 decline in other noninterest income related to reduced activity in investment management services and insurance agency business lines and reciprocal deposit fee income, and a $17,000 decline in mortgage banking activity. These declines in non-interest income were offset by an increase of $8,000 in bank owned life insurance income and a $4,000 increase in service charges on deposit accounts. The table below sets forth our noninterest income for the quarter ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent
Service charges on deposit accounts	$14,582	$10,380	$4,202	40.5%
Interchange income	56,354	57,139	(785)	(1.4)%
Mortgage banking income	51,606	63,845	(12,239)	(19.2)%
Gain on sale of mortgage loans	45,561	50,721	(5,160)	(10.2)
Increase in cash value of life insurance	62,225	54,201	8,024	14.8%
Gain on interest rate swap	—	86,290	(86,290)	(100.0)%
Other	90,014	146,183	(56,169)	(38.4)%
Total noninterest income	$320,342	$468,759	$(148,417)	(31.7)%

Noninterest Expense. Noninterest expense increased $136,000, or 7.4%, to $2.0 million for the three months ended March 31, 2025 from $1.8 million for the three months ended March 31, 2024. Professional services fees increased $100,000 related to audit, accounting, legal and other professional services. Salary and benefit expenses increased $75,000 due to additional salary expense and benefits including expenses related to the ESOP. These increases were offset by decreases of $22,000 in FDIC insurance premiums, $14,000 in advertising, and $5,000 in net occupancy expenses. The table below sets forth our noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,		Change
	2025	2024	Amount	Percent
Salaries and related benefits	$1,106,569	$1,031,442	$75,127	7.3%
Occupancy expense, net	167,974	173,109	(5,135)	(3.0)%
Data processing	274,338	271,410	2,928	1.1%
Advertising	27,982	41,689	(13,707)	(32.9)%
FDIC insurance premiums	56,626	79,007	(22,381)	(28.3)%
Other	335,036	236,137	98,899	41.9%
Total noninterest expense	$1,968,525	$1,832,794	$135,731	7.4%

Income Tax Expense. Our benefit for income taxes increased $65,000 to a benefit of $227,000 for the three months ended March 31, 2025, from a benefit of $162,000 for the three months ended March 31, 2024 due to an increase in loss before income taxes.

During 2025, management continues to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended March 31, 2025. Such objective evidence limits the ability to fully consider other subjective evidence, such as our projections for future growth and taxable income and requires management to also consider available tax planning strategies. The Company does not have a valuation allowance as of December 31, 2024, and no valuation allowance was considered necessary as of March 31, 2025. The amount of the deferred tax asset considered realizable, however, could be adjusted, and a valuation allowance recorded, if estimates of future taxable income during the carryforward period are reduced or if further objective negative evidence in the form of cumulative loss is present and additional weight cannot be given to subjective evidence such as our projections for growth.

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

	For the Three Months Ended March 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$188,789	$2,288	4.92%	$175,147	$1,982	4.55%
Securities available for sale	22,911	130	2.30%	23,755	140	2.37%
Securities held to maturity	39,106	135	1.40%	40,156	137	1.37%
Cash, cash equivalents and other interest-earning assets	5,709	51	3.62%	6,171	43	2.80%
Total interest-earning assets	$256,515	$2,604	4.12%	$245,229	$2,302	3.78%
Noninterest-earning assets	$18,327			$17,909
Total assets	$274,842			$263,138

Interest-bearing liabilities:
Interest-bearing demand deposits	$36,104	$67	0.75%	$33,629	$8	0.10%
Savings deposits	30,268	4	0.05%	28,568	4	0.06%
Money market	46,824	107	0.93%	50,183	87	0.70%
Certificates of deposit	111,860	1,201	4.35%	107,243	1,116	4.19%
Total interest-bearing deposits	$225,056	$1,379	2.48%	$219,623	$1,215	2.23%
Borrowed funds	25,783	262	4.12%	23,353	263	4.53%
Total interest-bearing liabilities	$250,839	$1,641	2.65%	$242,976	$1,478	2.45%
Noninterest-bearing demand deposits	8,461			7,917
Other noninterest-bearing liabilities	1,766			1,875
Total liabilities	261,066			252,768
Total equity	13,776			10,370
Total liabilities and equity	$274,842			$263,138
Net interest income		$963			$824
Net interest rate spread (2)			1.46%			1.33%
Net interest-earning assets (3)	$5,676			$2,253
Net interest margin (4)			1.51%			1.35%
Average interest-earning assets to interest-bearing liabilities	102.3%			100.9%
(1)	Net deferred fee income included in interest earned on loans totaled $81,000 for the three months ended March 31, 2025 and $44,000 for the three months ended March 31, 2024.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2025 vs. 2024
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$165	$141	$306
Securities available-for-sale	(5)	(5)	(10)
Securities held-to-maturity	(4)	2	(2)
Cash, cash equivalents and other interest-earning assets	(4)	12	8
Total interest-earning assets	152	150	302

Interest-bearing liabilities:
Interest-bearing demand deposits	5	54	59
Savings deposits	—	—	—
Money market	(8)	28	20
Certificates of deposit	50	35	85
Total interest-bearing deposits	47	117	164
Borrowed funds	25	(26)	(1)
Total interest-bearing liabilities	72	91	163
Change in net interest income	$80	$59	$139

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. The Asset Liability Committee, which is a management-level committee, meets at least quarterly, or more frequently when necessary, is comprised of our President/Chief Executive Officer, Vice President of Lending and Vice President of Member Relations, and reports to the full board of directors on at least a quarterly basis. The Asset Liability Committee is responsible for recommending to the board of directors policies and procedures regarding asset/liability management, while it is the responsibility of the board of directors to determine whether to adopt such policies and procedures. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

Management of interest rate risk is one of the Bank’s highest priorities. In 2023, the Bank adopted a new asset/liability management policy and revamped its interest rate risk management processes and procedures to reduce interest rate risk exposure. Since then, the Bank has refined the input assumptions and various other input and output metrics, such as deposit decay rates, to enhance modeling accuracy. The Bank has also instituted education and training processes to provide management with information regarding emerging market forces and asset/liability-related management issues, practices and governance. Through these and other enhancements, we have significantly improved our ability to manage our interest rate risk and minimize the exposure of our earnings and capital to changes in interest rates. Pursuant to our new asset/liability management policy, we are seeking to implement the following strategies to further improve the management of our interest rate risk:

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

The following table sets forth, as of March 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At March 31, 2025
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$3,141	(22.12)%
200	3,431	(14.93)%
100	3,737	(7.34)%
Level	4,033	—%
(100)	4,388	8.80%
(200)	4,737	17.46%
(300)	5,082	26.01%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2025, we would have experienced a 14.93% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 17.46% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of March 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At March 31, 2025
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$8,102	$(8,369)	(50.81)%
200	10,944	(5,527)	(33.56)%
100	14,119	(2,352)	(14.28)%
Level	16,471	n/a	—%
(100)	21,056	4,585	27.84%
(200)	24,764	8,293	50.35%
(300)	28,416	11,945	72.52%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2025, we would have experienced a 33.56% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 50.35% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates. The change in EVE that we would experience in the event of an instantaneous parallel 200 basis point increase and decrease in market interest rates is outside of the limits set forth in the Bank’s asset/liability management policy. While the Bank has developed policies and procedures that it believes will help reduce its interest rate exposure, any targeted improvement is expected to be realized gradually given the constraints imposed by the Bank’s current balance sheet composition and capital structure as well as regulatory requirements.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At March 31, 2025, we had outstanding advances of $27.8 million from the FHLB. At March 31, 2025, we had unused borrowing capacity of $43.7 million from the FHLB. At March 31, 2025, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at March 31, 2025 we had a $6.0 million line of credit with a correspondent bank. We have not drawn against the Discount Window or the line of credit.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this filing.

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

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6.0% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At March 31, 2025 and December 31, 2024, we had a net worth ratio of 5.64% and 5.67%, respectively.

At March 31, 2025 and December 31, 2024, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. However, we operate under an MOU with the Department and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital and total risk-based capital ratio levels above that which are required under federal regulatory capital regulations and a net worth ratio (as defined under Wisconsin law) of 6.0%. At March 31, 2025, we had Tier 1 capital equal to 6.6% of total average assets, total risk-based capital equal to 11.8% of risk-weighted assets and a net worth ratio of 5.64%. At December 31, 2024, we had Tier 1 capital equal to 6.9% of total average assets, total risk-based capital equal to 12.5% of risk-weighted assets and a net worth ratio of 5.67%. Our net worth ratio for purposes of compliance with Wisconsin law is calculated differently from the federal regulatory capital regulations in that it reflects the impact of the Bank’s unallocated general loan loss reserves. The Bank’s unallocated general loan loss reserves do not impact the calculation of the federal regulatory capital ratios.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2025, we had outstanding commitments to extend credit of $29.1 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2025 totaled $86.3 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on a quarterly basis. Our losses related to the unfunded commitments as of March 31, 2025 were estimated to be $128,000. We have provisioned for this exposure and recorded a reserve of $128,000 as of March 31, 2025.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials for the three months ended March 31, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

EWSB BANCORP, INC.

Date: May 14, 2025	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer