Form 10-Q
period 2025-06-30
EWSB Bancorp, Inc. /MD/
filed 2025-08-14
CIK 2013792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 14, 2025, the Registrant had 752,538 shares of common stock, par value $0.01 per share issued and outstanding.

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

ii

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$2,733,723	$1,188,634
Time deposits with other financial institutions	4,499,342	4,498,778
Debt securities available for sale (amortized cost of $25,666,902 and $26,736,859 as of June 30, 2025 and December 31, 2024, respectively)	22,534,571	22,806,836
Debt securities held to maturity (fair value of $38,855,413 and $38,162,626 as of June 30, 2025 and December 31, 2024, respectively)	38,850,983	39,006,631
Loans, net of allowance of $1,196,352 and $1,126,422 as of June 30, 2025 and December 31, 2024, respectively	196,272,943	186,354,436
Land held for sale	834,828	834,828
Office properties and equipment, net	2,385,032	2,411,422
Federal Home Loan Bank stock	2,476,219	1,879,971
Cash value of life insurance	7,824,800	7,699,074
Net deferred tax assets	5,308,588	5,326,564
Accrued interest receivable and other assets	1,320,940	1,298,605

TOTAL ASSETS	$285,041,969	$273,305,779

Liabilities and Equity
Deposits:
Non-interest bearing	$8,685,841	$9,461,778
Interest bearing	213,459,952	222,057,692
Total deposits	222,145,793	231,519,470
Borrowed funds	44,268,000	24,200,000
Advance payments by borrowers for taxes and insurance	1,428,239	485,212
Accrued interest payable and other liabilities	1,423,161	1,474,341

Total liabilities	269,265,193	257,679,023

Equity:
Common stock ($0.01 par value, 4,000,000 shares authorized, 752,538 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	7,525	7,525
Additional paid-in capital	5,472,852	5,472,763
Retained earnings	16,651,861	17,499,162
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(487,271)	(500,441)
Accumulated other comprehensive income (loss)	(5,868,191)	(6,852,253)

Total stockholders' equity	15,776,776	15,626,756

TOTAL LIABILITIES AND EQUITY	$285,041,969	$273,305,779

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$2,445,883	$2,085,146	$4,733,362	$4,067,005
Securities:
Taxable	248,610	264,503	504,647	532,494
Tax-exempt	9,391	9,397	18,789	18,800
Other	55,979	42,714	106,794	85,224

Total interest income	2,759,863	2,401,760	5,363,592	4,703,523

Interest expense:
Deposits	1,266,512	1,276,594	2,645,609	2,491,705
Borrowed funds	365,223	309,030	627,554	571,621

Total interest expense	1,631,735	1,585,624	3,273,163	3,063,326

Net interest income	1,128,128	816,136	2,090,429	1,640,197
Provision for credit losses	15,373	120,490	125,663	120,490

Net interest income after provision for credit losses	1,112,755	695,646	1,964,766	1,519,707

Noninterest income:
Service charges on deposit accounts	19,929	29,972	34,511	40,352
Interchange income	60,169	62,205	116,523	119,344
Mortgage banking income	57,343	64,127	108,949	127,972
Gain on sale of mortgage loans	69,609	50,459	115,170	101,180
Increase in cash value of life insurance	63,501	59,493	125,726	113,694
Gain on interest rate swap	—	87,155	—	173,445
Other	89,395	72,921	179,409	219,104

Total noninterest income	359,946	426,332	680,288	895,091

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited) Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Noninterest expense:
Salaries and related benefits	1,083,914	1,016,941	2,190,483	2,048,383
Occupancy expense, net	152,910	160,550	320,884	333,659
Data processing	348,129	293,253	622,467	564,663
Advertising	32,066	42,664	60,048	84,353
FDIC insurance premiums	73,910	72,476	130,536	151,483
Other	206,462	197,954	541,498	434,091

Total noninterest expense	1,897,391	1,783,838	3,865,916	3,616,632

Income (loss) before provision for (benefit from) income taxes	(424,690)	(661,860)	(1,220,862)	(1,201,834)
Provision for (benefit from) income taxes	(146,030)	(198,999)	(373,561)	(361,478)
Net income (loss)	$(278,660)	$(462,861)	$(847,301)	$(840,356)
Basic and diluted earnings per share	$(0.40)	n/a	$(1.21)	n/a
Weighted average shares outstanding	703,482	n/a	703,152	n/a

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(278,660)	$(462,861)	$(847,301)	$(840,356)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	304,078	(68,104)	797,692	(254,890)
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income (loss) from the securities transferred from available for sale to held to maturity	245,531	275,555	541,716	554,075

Other comprehensive income (loss), before tax	549,609	207,451	1,339,408	299,185
Tax effect of other comprehensive income (loss) items	(126,470)	(55,038)	(355,346)	(79,374)

Other comprehensive income (loss), net of tax	423,139	152,413	984,062	219,811

Comprehensive income (loss)	$144,479	$(310,448)	$136,761	$(620,545)

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Equity (unaudited)

					Unallocated	Accumulated
					Common	Other
	Common Shares		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended June 30, 2025
Balance at March 31, 2025	752,538	$7,525	$5,473,225	$16,930,521	$(493,856)	$(6,291,330)	$15,626,085
Net income (loss)	—	—	—	(278,660)	—	—	(278,660)
ESOP shares committed to be released	—	—	(373)	—	6,585	—	6,212
Other comprehensive income (loss)	—	—	—	—	—	423,139	423,139
Balance at June 30, 2025	752,538	$7,525	$5,472,852	$16,651,861	$(487,271)	$(5,868,191)	$15,776,776

					Unallocated	Accumulated
					Common	Other
	Common Shares		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended June 30, 2024
Balance at March 31, 2024	—	$—	$—	$18,821,478	$—	$(7,594,751)	$11,226,727
Net income (loss)	—	—	—	(462,861)	—	—	(462,861)
Other comprehensive income (loss)	—	—	—	—	—	152,413	152,413
Balance at June 30, 2024	—	$—	$—	$18,358,617	$—	$(7,442,338)	$10,916,279

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Six Months Ended June 30, 2025
Balance at January 1, 2025	752,538	$7,525	$5,472,763	$17,499,162	$(500,441)	$(6,852,253)	$15,626,756
Net income (loss)	—	—	—	(847,301)	—	—	(847,301)
ESOP shares committed to be released	—	—	89	—	13,170	—	13,259
Other comprehensive income (loss)	—	—	—	—	—	984,062	984,062
Balance at June 30, 2025	752,538	$7,525	$5,472,852	$16,651,861	$(487,271)	$(5,868,191)	$15,776,776

					Unallocated	Accumulated
					Common	Other
	Common Shares		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Six Months Ended June 30, 2024
Balance at January 1, 2024	—	$—	$—	$19,198,973	$—	$(7,662,149)	$11,536,824
Net income (loss)	—	—	—	(840,356)	—	—	(840,356)
Other comprehensive income (loss)	—	—	—	—	—	219,811	219,811
Balance at June 30, 2024	—	$—	$—	$18,358,617	$—	$(7,442,338)	$10,916,279

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:	$(1,297,818)	$(1,838,703)

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	1,092,364	599,665
Proceeds from maturities and paydowns of securities held to maturity	750,000	1,500,000
Purchase of FHLB stock	(596,248)	(139,595)
Net decrease/(increase) in loans	(9,988,437)	(5,570,817)
Purchase of office properties and equipment	(52,122)	(48,290)
Net cash flows provided by (used in) investing activities	(8,794,443)	(3,659,037)

Cash flows from financing activities:
Net change in deposits	$(9,373,677)	$(7,570,856)
Net change in advance payments by borrowers for taxes and insurance	943,027	927,394
Net increase/(decrease) from FHLB short-term advances activity	(2,932,000)	(4,952,000)
Proceeds from FHLB long-term advances	34,000,000	—
Maturities of FHLB long-term advances	(11,000,000)	—
Proceeds from Federal Reserve Bank Term Funding Program borrowing	—	17,000,000
Net cash flows provided by (used in) financing activities	11,637,350	5,404,538

Net change in cash and cash equivalents	1,545,089	(93,202)
Cash and cash equivalents at beginning of period	1,188,634	1,608,709
Cash and cash equivalents at end of period	$2,733,723	$1,515,507

Supplemental cash flow information:
Cash paid during the period for:
Interest	$3,336,430	$2,577,283
Taxes	$—	$—

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

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The determination of the allowance for credit losses and valuation allowance on deferred tax assets are particularly subject to change in the near term. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2025.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (“AFS”) and a held to maturity (“HTM”) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of AFS securities on June 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2025
Securities available for sale:
Mortgage-backed securities	$8,577,456	$—	$(1,005,630)	$7,571,826
State and political subdivisions	13,620,655	—	(1,624,675)	11,995,980
Corporate securities	3,468,791	—	(502,026)	2,966,765
Total securities available for sale	$25,666,902	$—	$(3,132,331)	$22,534,571

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$9,078,650	$—	$(1,254,841)	$7,823,809
State and political subdivisions	14,191,881	—	(2,052,935)	12,138,946
Corporate securities	3,466,328	—	(622,247)	2,844,081
Total securities available for sale	$26,736,859	$—	$(3,930,023)	$22,806,836

There were no sales of securities available for sale during the six months ended June 30, 2025 and 2024.

The following tables show the fair value and gross unrealized losses of AFS debt securities in an unrealized loss position at June 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
June 30, 2025
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,571,826	$(1,005,630)	$7,571,826	$(1,005,630)
State and political subdivisions	223,794	(1,243)	11,772,186	(1,623,432)	11,995,980	(1,624,675)
Corporate securities	—	—	2,966,765	(502,026)	2,966,765	(502,026)
Totals	$223,794	$(1,243)	$22,310,777	$(3,131,088)	$22,534,571	$(3,132,331)

EWSB BANCORP, INC. AND SUBSIDIARY

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,823,809	$(1,254,841)	$7,823,809	$(1,254,841)
State and political subdivisions	—	—	12,138,946	(2,052,935)	12,138,946	(2,052,935)
Corporate securities	—	—	2,844,081	(622,247)	2,844,081	(622,247)
Totals	$—	$—	$22,806,836	$(3,930,023)	$22,806,836	$(3,930,023)

At June 30, 2025, 49 debt securities designated as AFS were in an unrealized loss position. Based on our analysis of these securities, the decline in value was unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities were included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our AFS securities portfolio were past due as of June 30, 2025. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of June 30, 2025. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	June 30, 2025
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$225,037	$223,794
Due after one year through five years	7,637,854	6,913,089
Due after five years through ten years	9,079,087	7,699,553
Due after ten years	147,468	126,309

Subtotal	17,089,446	14,962,745
Mortgage-backed securities	8,577,456	7,571,826
Total	$25,666,902	$22,534,571

EWSB BANCORP, INC. AND SUBSIDIARY

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of HTM securities at June 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2025	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$27,972,008	$111,679	$(119,136)	$27,964,551
U.S. Treasury securities	10,878,975	13,453	(1,566)	10,890,862
Total securities held to maturity	$38,850,983	$125,132	$(120,702)	$38,855,413

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,306,633	$282	$(812,896)	$27,494,019
U.S. Treasury securities	10,699,998	—	(31,391)	10,668,607
Total securities held to maturity	$39,006,631	$282	$(844,287)	$38,162,626

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (“CECL”). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our HTM securities portfolio were past due as of June 30, 2025. An allowance for credit losses (“ACL”) is not calculated or recorded based on the implied guarantee of these securities.

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of June 30, 2025. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	June 30, 2025
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$8,560,385	$8,560,817
Due after one year through five years	13,678,755	13,743,890
Due after five years through ten years	14,823,303	14,802,457
Due after ten years	1,788,540	1,748,249
Total	$38,850,983	$38,855,413

EWSB BANCORP, INC. AND SUBSIDIARY

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Real estate:
One to four family residential	$135,712,181	$130,077,444
Home equity	2,139,077	2,241,326
Equity line of credit	7,029,950	5,823,673
Construction	11,094,371	6,755,376
Multi-family	1,237,918	1,271,343
Commercial	2,204,696	2,587,784
Commercial installment	3,535,810	3,513,472
Consumer:
Marine and recreational	30,817,964	31,150,048
Other consumer	3,872,055	4,211,711

Subtotal	197,644,022	187,632,177
Allowance for credit losses	(1,196,352)	(1,126,422)
Unearned loan fees	(174,727)	(151,319)
Loans, net	$196,272,943	$186,354,436

Changes in the allowance for the three and six months ended June 30, 2025 and 2024, are as follows:

	For the three months ended June 30, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$739,393	$(46,277)	$—	$—	$693,116
Home equity	12,660	(1,735)	—	—	10,925
Equity line of credit	33,051	2,853	—	—	35,904
Construction	99,470	21,162	—	—	120,632
Multi-family	7,827	(1,505)	—	—	6,322
Commercial	24,803	(1,510)	—	—	23,293
Commercial Installment	38,567	(1,210)	—	—	37,357
Consumer:
Marine and recreational	207,041	35,853	—	—	242,894
Other consumer	27,443	(1,534)	—	—	25,909
Total	$1,190,255	$6,097	$—	$—	$1,196,352

EWSB BANCORP, INC. AND SUBSIDIARY

	For the three months ended June 30, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$598,620	$55,499	$—	$—	$654,119
Home equity	9,945	1,746	—	—	11,691
Equity line of credit	21,449	2,624	—	—	24,073
Construction	48,635	38,329	—	—	86,964
Multi-family	7,157	532	—	—	7,689
Commercial	22,154	694	—	—	22,848
Commercial Installment	51,549	(409)	—	—	51,140
Consumer:
Marine and recreational	255,235	20,643	(599)	—	275,279
Other consumer	32,763	832	—	1,000	34,595
Total	$1,047,507	$120,490	$(599)	$1,000	$1,168,398

	For the six months ended June 30, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$639,578	$53,538	$—	$—	$693,116
Home equity	11,020	(95)	—	—	10,925
Equity line of credit	28,634	7,270	—	—	35,904
Construction	73,444	47,188	—	—	120,632
Multi-family	6,251	71	—	—	6,322
Commercial	30,624	(7,331)	—	—	23,293
Commercial Installment	42,629	(5,272)	—	—	37,357
Consumer:
Marine and recreational	259,197	(16,303)	—	—	242,894
Other consumer	35,045	(9,136)	—	—	25,909
Total	$1,126,422	$69,930	$—	$—	$1,196,352

	For the six months ended June 30, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$654,754	$(635)	$—	$—	$654,119
Home equity	11,045	646	—	—	11,691
Equity line of credit	22,193	1,880	—	—	24,073
Construction	21,293	65,671	—	—	86,964
Multi-family	7,948	(259)	—	—	7,689
Commercial	26,323	(3,475)	—	—	22,848
Commercial Installment	44,972	6,168	—	—	51,140
Consumer:
Marine and recreational	241,624	43,543	(9,888)	—	275,279
Other consumer	26,644	6,951	—	1,000	34,595
Total	$1,056,796	$120,490	$(9,888)	$1,000	$1,168,398

The ACL on loans excludes $137,277 of allowance for unfunded commitments as of June 30, 2025 and $81,544 as of December 31, 2024 and is recorded within accrued interest payable and other liabilities on the Consolidated Balance Sheets. A provision for credit loss on unfunded loan commitments of $9,276 was made for the three months ended June 30, 2025. A provision for credit loss on unfunded loan commitments of $55,733 was made for the six months ended June

EWSB BANCORP, INC. AND SUBSIDIARY

30, 2025. No provision for credit loss on unfunded loan commitments was made for the three and six months ended June 30, 2024.

As of June 30, 2025 there were three collateral dependent loans totaling $32,183 in the other consumer loans segment. These loans were secured by automobiles and with one loan carrying a specific allocation of $7,183 to the ACL as of June 30, 2025. Additionally, there was one collateral dependent loan totaling $18,561 in the marine and recreational loan segment with a specific allocation of $11,500 to the ACL as of June 30, 2025.

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

EWSB BANCORP, INC. AND SUBSIDIARY

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination at June 30, 2025 and December 31, 2024.

	Total Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
At June 30, 2025
Real estate
One to four family residential
Performing	$11,467,953	$20,759,217	$8,814,737	$32,260,410	$11,246,406	$51,163,458	$—	$135,712,181
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$11,467,953	$20,759,217	$8,814,737	$32,260,410	$11,246,406	$51,163,458	$—	$135,712,181
Home equity
Performing	$164,336	$849,851	$637,908	$323,977	$15,850	$147,155	$—	$2,139,077
Non performing	—	—	—	—	—	—	—	—
Total home equity	$164,336	$849,851	$637,908	$323,977	$15,850	$147,155	$—	$2,139,077
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$7,029,950	$7,029,950
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$7,029,950	$7,029,950
Construction
Performing	$3,616,017	$5,112,874	$2,154,363	$64,715	$—	$146,402	$—	$11,094,371
Non performing	—	—	—	—	—	—	—	—
Total construction	$3,616,017	$5,112,874	$2,154,363	$64,715	$—	$146,402	$—	$11,094,371
Multi-family
Pass	$—	$—	$—	$205,526	$1,032,392	$—	$—	$1,237,918
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	—	$205,526	1,032,392	$—	$—	$1,237,918
Commercial
Pass	$—	$483,833	$147,905	$1,275,346	$236,588	$61,024	$—	$2,204,696
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$—	$483,833	$147,905	$1,275,346	$236,588	$61,024	$—	$2,204,696
Commercial installment
Pass	$933,743	$110,646	$170,275	$245,102	$870,186	$1,205,858	$—	$3,535,810
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$933,743	$110,646	$170,275	$245,102	$870,186	$1,205,858	$—	$3,535,810
Consumer
Marine and recreational
Performing	$3,485,401	$5,803,553	$6,843,325	$2,404,780	$487,773	$11,774,571	$—	$30,799,403
Non performing	—	—	—	—	—	18,561	—	18,561
Total marine and recreational	$3,485,401	$5,803,553	$6,843,325	$2,404,780	$487,773	$11,793,132	$—	$30,817,964
Other consumer
Performing	$631,420	$1,035,692	$593,193	$662,214	$188,616	$718,733	$—	$3,829,868
Non performing	32,183	—	—	10,004	—	—	—	42,187
Total other consumer	$663,603	$1,035,692	$593,193	$672,218	$188,616	$718,733	$—	$3,872,055
Total loans	$20,331,053	$34,155,666	$19,361,706	$37,452,074	$14,077,811	$65,235,762	$7,029,950	$197,644,022

EWSB BANCORP, INC. AND SUBSIDIARY

	Total Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
At December 31, 2024
Real estate
One to four family residential
Performing	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Home equity
Performing	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Non performing	—	—	—	—	—	—	—	—
Total home equity	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Construction
Performing	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Non performing	—	—	—	—	—	—	—	—
Total construction	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Multi-family
Pass	$—	$—	$—	$209,884	$126,373	$935,086	$—	$1,271,343
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	$—	$209,884	$126,373	$935,086	$—	$1,271,343
Commercial
Pass	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Commercial installment
Pass	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Consumer
Marine and recreational
Performing	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Other consumer
Performing	$785,431	$534,610	$613,732	$208,806	$40,975	$2,015,453	$—	$4,199,007
Non performing	—	—	12,704	—	—	—	—	12,704
Total other consumer	$785,431	$534,610	$626,436	$208,806	$40,975	$2,015,453	$—	$4,211,711
Total loans	$32,666,501	$22,012,850	$39,257,756	$14,142,210	$33,447,472	$40,281,715	$5,823,673	$187,632,177

Year-to-date gross charge-offs for the periods presented are not included in the above tables as the amounts are considered insignificant.

EWSB BANCORP, INC. AND SUBSIDIARY

Loan aging information as of June 30, 2025 and December 31, 2024, follows:

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
June 30, 2025

Real estate:
One to four family residential	$135,524,630	$187,551	$—	$—	$—	$—	$135,712,181
Home equity	2,139,077	—	—	—	—	—	2,139,077
Equity line of credit	6,978,625	51,325	—	—	—	—	7,029,950
Construction	11,094,371	—	—	—	—	—	11,094,371
Multi-family	1,237,918	—	—	—	—	—	1,237,918
Commercial	2,204,696	—	—	—	—	—	2,204,696
Commercial installment	3,535,810	—	—	—	—	—	3,535,810
Consumer
Marine and recreational	30,495,586	303,817	—	—	18,561	18,561	30,817,964
Other consumer	3,817,268	12,600	—	12,704	42,187	32,183	3,872,055

Totals	$197,027,981	$555,293	$—	$12,704	$60,748	$50,744	$197,644,022

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
December 31, 2024

Real estate:
One to four family residential	$128,031,279	$1,741,706	$304,459	$—	$—	$—	$130,077,444
Home equity	2,241,326	—	—	—	—	—	2,241,326
Equity line of credit	5,823,673	—	—	—	—	—	5,823,673
Construction	6,754,686	690	—	—	—	—	6,755,376
Multi-family	1,271,343	—	—	—	—	—	1,271,343
Commercial	2,587,784	—	—	—	—	—	2,587,784
Commercial installment	3,513,472	—	—	—	—	—	3,513,472
Consumer
Marine and recreational	31,016,018	134,030	—	25,920	—	—	31,150,048
Other consumer	4,199,007	—	—	—	12,704	—	4,211,711

Totals	$185,438,588	$1,876,426	$304,459	$25,920	$12,704	$—	$187,632,177

Interest income received on nonaccrual loans is considered to be immaterial to the consolidated financial statements.

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of June 30, 2025 or December 31, 2024.

EWSB BANCORP, INC. AND SUBSIDIARY

A summary of loans to directors, executive officers, and their affiliates as of June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Balance at beginning of period	$44,715	$27,004
New loans	—	28,230
Repayments	(10,618)	(10,519)

Balance at end of period	$34,097	$44,715

Note 4: Deposits

The composition of deposits at June 30, 2025 and December 31, 2024 is as follows:

	June 30, 2025	December 31, 2024
Non-interest-bearing demand	$8,685,841	$9,461,778
Interest-bearing demand	33,927,623	40,044,250
Savings	26,796,506	28,885,850
Money market	41,077,730	42,827,392
Certificates of deposit	111,658,093	110,300,200

Total deposits	$222,145,793	$231,519,470

The aggregate amount of certificates of deposit in denominations of $250,000 or more at June 30, 2025 and December 31, 2024 was approximately $21,660,000 and $18,798,000, respectively.

The scheduled maturities of certificates of deposit as of June 30, 2025 are summarized as follows:

Twelve months ended June 30,	Amount
2026	$80,350,804
2027	20,036,324
2028	5,153,609
2029	2,911,404
2030	3,205,952

Total	$111,658,093

Deposits from directors, executive officers, and their affiliates totaled $2,528,418 and $2,514,749 at June 30, 2025 and December 31, 2024, respectively.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 5: Borrowed Funds

Borrowed funds consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Average Rate	Amount	Average Rate	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	4.43%	$1,768,000	4.44%	$4,700,000
Fixed rate, fixed term advances	3.93%	42,500,000	3.82%	19,500,000
Total borrowings		$44,268,000		$24,200,000

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank (“FHLB”) as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

The following is a summary of scheduled maturities of non-short term borrowed funds as of June 30, 2025:

	Average Rate	Amount
2025	4.13%	$4,500,000
2026	3.99%	21,000,000
2027	3.91%	9,000,000
2028	3.68%	8,000,000

Total		$42,500,000

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the book value of the Company’s qualifying one- to four-family residential real estate loans. The loans pledged as security for FHLB borrowings totaled approximately $72,901,000 and $68,175,000 at June 30, 2025 and December 31, 2024, respectively. FHLB advances are also secured by $2,476,219 and $1,879,971 of FHLB stock owned by the Company at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the Company has unused borrowing capacity of $27,801,000 based on total collateral pledged as of this date. The Company will be required to purchase additional FHLB activity stock to support borrowings beyond current activity stock holdings.

At June 30, 2025 and December 31, 2024, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window. The Company had no short-term borrowings through the Federal Reserve discount window and did not pledge securities or loans as of June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

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

EWSB BANCORP, INC. AND SUBSIDIARY

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table on the next page). It is management’s opinion, as of June 30, 2025, that the Bank meets all applicable statutory capital adequacy requirements.

As of June 30, 2025, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

The Bank’s actual capital amounts and ratios as of June 30, 2025 and December 31, 2024, are presented in the following tables:

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
June 30, 2025

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$17,802	10.6%	≥ $	7,552	≥	4.5%	≥ $	10,908	≥	6.5%
Tier 1 capital (to risk-weighted assets)	17,802	10.6%	≥	10,069	≥	6.0%	≥	13,425	≥	8.0%
Total capital (to risk-weighted assets)	19,136	11.4%	≥	13,425	≥	8.0%	≥	16,781	≥	10.0%
Tier 1 capital (to average assets)	17,802	6.3%	≥	11,221	≥	4.0%	≥	14,027	≥	5.0%

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2024

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$18,520	11.8%	≥ $	7,091	≥	4.5%	≥ $	10,243	≥	6.5%
Tier 1 capital (to risk-weighted assets)	18,520	11.8%	≥	9,455	≥	6.0%	≥	12,606	≥	8.0%
Total capital (to risk-weighted assets)	19,728	12.5%	≥	12,606	≥	8.0%	≥	15,758	≥	10.0%
Tier 1 capital (to average assets)	18,520	6.9%	≥	10,709	≥	4.0%	≥	13,387	≥	5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.0% and its level of total capital to risk-weighted assets at a minimum of 11.0%. At June 30, 2025, the Bank’s tier one capital as a percentage of average total assets capital ratio of 6.3% was not in compliance with the minimum ratio as designated by the Board of Directors. The Bank’s total capital to risk-weighted assets ratio of 11.4% was in compliance with the minimum ratio designated by the Board of Directors.

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a state-chartered savings bank to maintain a net worth ratio in an amount not less than 6.0%. At June 30, 2025, the Bank’s net worth ratio of 5.54% was not in compliance with the minimum requirement.

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of June 30, 2025 and December 31, 2024, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

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

EWSB BANCORP, INC. AND SUBSIDIARY

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,571,826	$—	$7,571,826	$—
State and political subdivisions	11,995,980	—	11,995,980	—
Corporate securities	2,966,765	—	2,966,765	—
Total securities available for sale	$22,534,571	$—	$22,534,571	$—

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,823,809	$—	$7,823,809	$—
State and political subdivisions	12,138,946	—	12,138,946	—
Corporate securities	2,844,081	—	2,844,081	—
Total securities available for sale	$22,806,836	$—	$22,806,836	$—

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

EWSB BANCORP, INC. AND SUBSIDIARY

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of June 30, 2025 and December 31, 2024, follows:

	Carrying				Estimated
	Amount				Fair Value
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)	June 30, 2025
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$27,972,008	$—	$27,964,551	$—	$27,964,551
U.S. Treasury securities	$10,878,975	$10,890,862	$—	$—	$10,890,862
Loans, net	$196,272,943	$—	$—	$185,522,000	$185,522,000
Financial liabilities:
Interest-bearing deposits	$213,459,952	$—	$202,809,000	$—	$202,809,000
Fixed rate, fixed term FHLB advances	$42,500,000	$—	$42,639,236	$—	$42,639,236

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,306,633	$—	$27,494,019	$—	$27,494,019
U.S. Treasury securities	$10,699,998	$10,668,607	$—	$—	$10,668,607
Loans, net	$186,354,436	$—	$—	$177,234,000	$177,234,000
Financial liabilities:
Interest-bearing deposits	$222,057,692	$—	$200,557,000	$—	$200,557,000
Fixed rate, fixed term FHLB advances	$19,500,000	$—	$19,459,137	$—	$19,459,137

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

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Net income (loss) applicable to common shares outstanding	$(278,660)	$(847,301)

Average number of common shares outstanding	752,538	752,538
Less: Average unallocated ESOP shares	49,056	49,386
Average number of common shares outstanding used to calculate basic earnings per share	703,482	703,152
Earnings per common share basic and diluted	$(0.40)	$(1.21)

EWSB BANCORP, INC. AND SUBSIDIARY

There were no securities or other contracts that had a dilutive effect during the six months ended June 30, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for EPS calculations. All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. Earnings per share for the three and six months ended June 30, 2025, was calculated using 703,482 and 703,152, weighted average shares outstanding, respectively. EPS data is not applicable for the three and six months ended June 30, 2024, as the Company had no shares outstanding.

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

Each December, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Expense recorded during the six months ended June 30, 2025 is $13,259.

Shares held by the ESOP as of June 30, 2025, were as follows:

June 30, 2025
Shares committed for allocation	3,951
Unallocated	48,727
Total ESOP shares	52,678

Fair value of unearned shares at June 30, 2025	$411,743

Note 11: Subsequent Events

On July 1, 2025, we entered into an interest rate swap agreement as a part of our asset liability management strategy to help manage our interest rate risk position. The interest rate swap in a notional amount of $25.0 million is designated as a fair value last of layer hedge for certain fixed rate prepayable loans.

On July 16, 2025, we sold the property that formerly served as a branch office in Grand Chute, Wisconsin. This branch location was closed, and the property was transferred to land held for sale in 2024. The selling price of the property was $405,000 and an estimated loss on sale of $22,000 will be recorded on the effective date of sale.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2025, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-

Critical Accounting Policies” in EWSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets. Total assets increased $11.7 million, or 4.3%, to $285.0 million at June 30, 2025 from $273.3 million at December 31, 2024. The change was primarily the result of a $9.9 million increase in portfolio loans, a $1.5 million increase in cash and cash equivalents, and a $596,000 increase in Federal Home Loan Bank stock offset by a $430,000 decrease in total investment securities.

Cash and Cash Equivalents and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions increased $1.5 million, or 27.2% to $7.2 million at June 30, 2025 from $5.7 million at December 31, 2024. The change was related to the maturities and principal paydowns of $1.8 million in investment securities and general business activity.

Securities Available-for-Sale. Securities available-for-sale declined $272,000, or 1.2%, to $22.5 million at June 30, 2025 from $22.8 million at December 31, 2024. The decrease was primarily due to $1.1 million in maturities in investment securities and principal paydowns on mortgage-backed securities offset by a $798,000 increase in the market value of the portfolio due to a decrease in market interest rates during the six months ended June 30, 2025. The proceeds from maturities and principal paydowns are utilized to manage liquidity and support loan growth.

Securities Held-to-Maturity. Securities held-to-maturity decreased $156,000, or 0.7%, to $38.9 million at June 30, 2025 from $39.0 million at December 31, 2024. The decrease in securities held-to-maturity was due to $750,000 of investment securities maturities offset by $542,000 in amortization of unrealized losses and discounts.

Loans, net. Loans, net increased $9.9 million, or 5.3%, to $196.2 million at June 30, 2025 from $186.4 million at December 31, 2024. One- to four-family, construction, home equity loans and lines of credit, and commercial increased $5.6 million, $4.3 million, $1.1 million, and $22,000, respectively, to $135.7 million, $11.1 million, $9.2 million, and $3.5 million at June 30, 2025, respectively, as a result of loan production exceeding payoffs and amortization. These increases were partially offset by decreases to commercial real estate, other consumer loans, marine and recreational, and multi-family loans of $383,000, $340,000, $332,000 and $33,000, to $2.2 million, $3.9 million, $30.8 million, and $1.2 million at June 30, 2025, respectively.

Deposits. Total deposits decreased $9.4 million or 4.0% to $222.1 million at June 30, 2025, from $231.5 million at December 31, 2024. Non-interest bearing deposits decreased $776,000, or 8.2%, to $8.7 million at June 30, 2025, from $9.5 million at December 31, 2024. Total interest-bearing deposits, other than time deposits, decreased approximately $9.9 million, or 8.9%, to $101.8 million at June 30, 2025, from $111.8 million at December 31, 2024. Certificates of deposits increased $1.4 million, or 1.2%, to $111.6 million at June 30, 2025, from $110.3 million at December 31, 2024. The most significant portion of the $9.9 million decline in interest-bearing deposits related to a $9.4 million reduction in brokered non-maturity deposits. We did not hold brokered deposits at June 30, 2025 compared to $9.4 million at December 31, 2024. Other deposit mix changes were consistent with industry trends as consumers continue to transition to higher yielding term deposits due to the interest rate environment.

Borrowings. We had $44.3 million of borrowings at June 30, 2025 as compared to $24.2 million at December 31, 2024. The increase of $20.1 million in FHLB borrowings were used to offset the brokered deposit decline and to fund portfolio loan growth during the six months ended June 30, 2025.

Stockholders’ Equity. Total stockholders’ equity increased $200,000 to $15.8 million at June 30, 2025 from $15.6 million at December 31, 2024. Accumulated other comprehensive loss decreased $984,000 due to an increase in the market value of the investment portfolio related to a decline in market interest rates which was offset by a decrease in retained earnings of $847,000 which resulted from the net loss incurred for the six months ended June 30, 2025.

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

	For the Three Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$193,334	$2,446	5.07%	$178,955	$2,085	4.69%
Securities available for sale	22,429	123	2.20%	23,077	137	2.39%
Securities held to maturity	39,398	135	1.37%	39,977	137	1.38%
Cash, cash equivalents and other interest-earning assets	8,480	56	2.65%	7,958	43	2.17%
Total interest-earning assets	$263,641	$2,760	4.20%	$249,967	$2,402	3.86%
Noninterest-earning assets	$16,691			$16,284
Total assets	$280,332			$266,251

Interest-bearing liabilities:
Interest-bearing demand deposits	$34,999	$52	0.60%	$31,147	$8	0.10%
Savings deposits	30,985	4	0.05%	33,076	4	0.05%
Money market	41,202	70	0.68%	46,124	80	0.70%
Certificates of deposit	112,324	1,141	4.07%	109,273	1,185	4.36%
Total interest-bearing deposits	$219,510	$1,267	2.34%	$219,620	$1,277	2.34%
Borrowed funds	36,510	365	4.01%	26,904	309	4.62%
Total interest-bearing liabilities	$256,020	$1,632	2.56%	$246,524	$1,586	2.59%
Noninterest-bearing demand deposits	8,809			9,252
Other noninterest-bearing liabilities	1,098			360
Total liabilities	265,927			256,136
Total equity	14,405			10,115
Total liabilities and equity	$280,332			$266,251
Net interest income		$1,128			$816
Net interest rate spread (2)			1.64%			1.27%
Net interest-earning assets (3)	$7,621			$3,443
Net interest margin (4)			1.72%			1.31%
Average interest-earning assets to interest-bearing liabilities	103.0%			101.4%

(1)	Net deferred fee income included in interest earned on loans totaled $95,000 for the three months ended June 30, 2025 and $58,000 for the three months ended June 30, 2024.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$190,269	$4,733	5.02%	$177,052	$4,067	4.62%
Securities available for sale	22,669	253	2.25%	23,416	277	2.38%
Securities held to maturity	39,253	270	1.39%	40,067	274	1.38%
Cash, cash equivalents and other interest-earning assets	8,158	108	2.67%	7,874	85	2.17%
Total interest-earning assets	$260,349	$5,364	4.15%	$248,409	$4,703	3.81%
Noninterest-earning assets	$17,253			$16,068
Total assets	$277,602			$264,477

Interest-bearing liabilities:
Interest-bearing demand deposits	$39,206	$120	0.62%	$30,496	$16	0.11%
Savings deposits	26,971	8	0.06%	32,715	9	0.06%
Money market	43,997	177	0.81%	48,153	167	0.70%
Certificates of deposit	112,093	2,341	4.21%	108,259	2,300	4.27%
Total interest-bearing deposits	$222,267	$2,646	2.40%	$219,623	$2,492	2.29%
Borrowed funds	30,688	628	4.13%	25,128	572	4.58%
Total interest-bearing liabilities	$252,955	$3,274	2.61%	$244,751	$3,064	2.52%
Noninterest-bearing demand deposits	8,635			8,938
Other noninterest-bearing liabilities	1,921			854
Total liabilities	263,511			254,543
Total equity	14,091			9,934
Total liabilities and equity	$277,602			$264,477
Net interest income		$2,090			$1,639
Net interest rate spread (2)			1.54%			1.29%
Net interest-earning assets (3)	$7,394			$3,658
Net interest margin (4)			1.62%			1.33%
Average interest-earning assets to interest-bearing liabilities	102.9%			101.5%

(1)	Net deferred fee income included in interest earned on loans totaled $176,000 for the six months ended June 30, 2025 and $102,000 for the six months ended June 30, 2024.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$168	$193	$361	$329	$337	$666
Securities available-for-sale	(4)	(10)	(14)	(8)	(16)	(24)
Securities held-to-maturity	(2)	(0)	(2)	(6)	2	(4)
Cash, cash equivalents and other interest-earning assets	3	10	13	4	19	23
Total interest-earning assets	165	193	358	319	342	661

Interest-bearing liabilities:
Interest-bearing demand deposits	1	43	44	27	77	104
Savings deposits	(0)	0	(0)	(1)	—	(1)
Money market	(9)	(1)	(10)	(17)	28	11
Certificates of deposit	33	(77)	(44)	80	(39)	41
Total interest-bearing deposits	25	(35)	(10)	89	66	155
Borrowed funds	111	(55)	56	113	(58)	55
Total interest-bearing liabilities	136	(90)	46	202	8	210
Change in net interest income	$29	$283	$312	$117	$334	$451

Comparison of Operating Results for the Three Months Ended June 30, 2025 and 2024

Net Income/(Loss). We recorded a net loss of $279,000 for the three months ended June 30, 2025, compared to a net loss of $463,000 for the three months ended June 30, 2024, a change of $184,000 year-over-year. The decrease in our net loss year-over-year resulted primarily from a $312,000 increase in net interest income and a decrease of $105,000 in the provision for credit losses offset by a $66,000 decrease in noninterest income, a $114,000 increase in noninterest expense, and a $53,000 decrease in the income tax benefit.

Interest Income. Interest income increased $358,000, or 14.9%, to $2.8 million for the three months ended June 30, 2025, from $2.4 million for the three months ended June 30, 2024, due to a $361,000 increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 38 basis points in the weighted average yield on the loan portfolio to 5.07% for the three months ended June 30, 2025, from 4.69% for the same period in 2024. Interest income on securities and other investments decreased $3,000 to $314,000 for the three months ended June 30, 2025 primarily due to a $705,000 decrease in average balance of investment securities year-over-year. The average balance decrease was primarily related to security maturities.

Interest Expense. Total interest expense increased $46,000, or 2.8%, remaining consistent at $1.6 million for the three months ended June 30, 2025 and 2024. Interest expense on deposits declined $10,000, remaining consistent at $1.3 million for the three months ended June 30, 2025 and 2024. This decrease was due to a $100,000 decline in average total deposit balances for the three months ended June 30, 2025 compared to the same period in 2024. The weighted average rate paid on deposits remained consistent at 2.34% for the three months ended June 30, 2025 and 2024.

Interest expense on borrowed funds increased $56,000 for the three months ended June 30, 2025 to $365,000 compared to $309,000 for the three months ended June 30, 2024. The weighted average rate paid on borrowed funds declined 61 basis points to 4.01% for the three months ended June 30, 2025, from 4.62% for the three months ended June 30, 2024 while the average balance of borrowed funds increased $9.6 million, or 35.7%, to $36.5 million for the three months ended June 30, 2025 from $26.9 million for the three months ended June 30, 2024. The increase in the average balance was generally related to a decline in brokered deposit balances and the measured use of borrowings to support the increase in the loan portfolio.

Net Interest Income. Net interest income increased $312,000, or 38.2%, to $1.1 million for the three months ended June 30, 2025 from $816,000 for the three months ended June 30, 2024, primarily due to an increase in the interest rate spread to 1.64% for the three months ended June 30, 2025 from 1.27% for the three months ended June 30, 2024 and an increase in the net interest margin to 1.72% for the three months ended June 30, 2025, from 1.31% for the three months ended June 30, 2024. The increases in the interest rate spread and the net interest margin were primarily due to an increase in the weighted average yield on loans and a $13.9 million increase in average loan balances to $193.3 for the three months ended June 30, 2025 compared to $179.0 million for the three months ended June 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL on loans and unfunded loan commitments, a provision of $6,000 was made to the ACL on loans and $9,000 to the ACL for unfunded loan commitments for the three months ended June 30, 2025. A provision of $120,490 was made to the ACL on loans for the three months ended June 30, 2024. No provision was made to the ACL for unfunded loan commitments for the three months ended June 30, 2024. The adequacy of the ACL and provision expense is based on an analysis of current credit characteristics in conjunction with loss history of the loan portfolio and peer group loss data.

Noninterest Income. Noninterest income declined $66,000, or 15.6%, to $360,000 for the three months ended June 30, 2025 from $426,000 for the three months ended June 30, 2024. The change resulted primarily from a non-recurring $87,000 gain on an interest rate swap recognized in 2024 with no such gain recognized in the 2025 period, a $10,000 decline in service charges on deposit accounts, and a $7,000 decline in mortgage banking servicing revenue. These declines in non-interest income were offset by an increase of $19,000 in gains on sale of mortgage loans, $4,000 in bank owned life insurance income and a $16,000 increase in other noninterest income primarily related to an increase in title service revenue. The table below sets forth our noninterest income for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
Service charges on deposit accounts	$19,929	$29,972	$(10,043)	(33.5)%
Interchange income	60,169	62,205	(2,036)	(3.3)%
Mortgage banking income	57,343	64,127	(6,784)	(10.6)%
Gain on sale of mortgage loans	69,609	50,459	19,150	38.0
Increase in cash value of life insurance	63,501	59,493	4,008	6.7%
Gain on interest rate swap	—	87,155	(87,155)	(100.0)%
Other	89,395	72,921	16,474	22.6%
Total noninterest income	$359,946	$426,332	$(66,386)	(15.6)%

Noninterest Expense. Noninterest expense increased $114,000, or 6.4%, to $1.9 million for the three months ended June 30, 2025 from $1.8 million for the three months ended June 30, 2024. Salary and benefit expenses increased $67,000 due to additional salary expense and benefits including expenses related to the ESOP, data processing expense increased $55,000 related to core system enhancements and activity increases, and other noninterest expense increased $9,000 primarily related to an increase in professional fees. These increases were offset by decreases of $11,000 in advertising and $8,000 in net occupancy expenses. The table below sets forth our noninterest expense for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
Salaries and related benefits	$1,083,914	$1,016,941	$66,973	6.6%
Occupancy expense, net	152,910	160,550	(7,640)	(4.8)%
Data processing	348,129	293,253	54,876	18.7%
Advertising	32,066	42,664	(10,598)	(24.8)%
FDIC insurance premiums	73,910	72,476	1,434	2.0%
Other	206,462	197,954	8,508	4.3%
Total noninterest expense	$1,897,391	$1,783,838	$113,553	6.4%

Income Tax Expense. Our benefit for income taxes decreased $53,000 to a benefit of $146,000 for the three months ended June 30, 2025, from a benefit of $199,000 for the three months ended June 30, 2024 due to a decrease in loss before income taxes.

During 2025, management continues to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred over the three-year period ended June 30, 2025. Such objective evidence limits the ability to fully consider other subjective evidence, such as our projections for future growth and taxable income and requires management to also consider available tax planning strategies. The Company does not have a valuation allowance as of December 31, 2024, and no valuation allowance was considered necessary as of June 30, 2025. The amount of the deferred tax asset considered realizable, however, could be adjusted, and a valuation allowance recorded, if estimates of future taxable income during the carryforward period are reduced or if further objective negative evidence in the form of cumulative loss is present and additional weight cannot be given to subjective evidence such as our projections for growth.

Comparison of Operating Results for the Six Months Ended June 30, 2025 and 2024

Net Income/(Loss). We recorded a net loss of $847,000 for the six months ended June 30, 2025, compared to a net loss of $840,000 for the six months ended June 30, 2024, a change of $7,000 year-over-year. The consistent year-over-year performance resulted primarily from a $450,000 increase in net interest income due to an overall increase in average earning asset balances and related yield on such assets and an increase of $12,000 in the benefit for income taxes offset by a $215,000 decline in noninterest income, a $249,000 increase in noninterest expense, a $5,000 increase in the provision for credit losses.

Interest Income. Interest income increased $660,000 or 14.0%, to $5.4 million for the six months ended June 30, 2025, from $4.7 million for the six months ended June 30, 2024, due to a $666,000 increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 40 basis points in the weighted average yield on the loan portfolio to 5.02% for the six months ended June 30, 2025 from 4.62% for the same period in 2024 in conjunction with a $13.2 million increase in average loan balances year over year. Interest income on securities and other investments declined $5,000 to $631,000 for the six months ended June 30, 2025 primarily due to $1.8 million of maturities and paydowns of investment securities during the six months ended June 30, 2025

Interest Expense. Total interest expense increased $210,000, or 6.9%, to $3.3 million for the six months ended June 30, 2025, from $3.1 million for the six months ended June 30, 2024. Interest expense on deposits increased $154,000 or 6.2%, to $2.6 million for the six months ended June 30, 2025 from $2.5 million for the six months ended June 30, 2024, due primarily to an increase in the weighted average rate paid on interest-bearing demand deposits of 51 basis points to 0.62% for the six months ended June 30, 2025 from 0.11% for the six months ended June 30, 2024 combined with an increase in the average balance of such deposits of $8.7 million related to brokered deposits utilized during the period year-over-year and a $3.8 million increase in the average balance of certificates of deposit year-over-year.

Interest expense on borrowed funds increased $56,000, or 9.8%, to $628,000 for the six months ended June 30, 2025, from $572,000 for the six months ended June 30, 2024. The rate paid on borrowed funds decreased 45 basis points to 4.13% for the six months ended June 30, 2025, from 4.58% for the six months ended June 30, 2024 while the average balance of borrowed funds increased $5.6 million, or 22.1%, to $30.7 million for the six months ended June 30, 2025 from $25.1 million for the six months ended June 30, 2024. The increase in the average balance was generally related to the measured use of borrowings to offset brokered deposit outflows and to support the increase in the loan portfolio.

Net Interest Income. Net interest income increased $451,000 or 27.5%, to $2.1 million for the six months ended June 30, 2025 from $1.6 million for the six months ended June 30, 2024, primarily due to an increase in the interest rate spread to 1.54% for the six months ended June 30, 2025 from 1.29% for the six months ended June 30, 2024 and an increase in the net interest margin to 1.62% for the six months ended June 30, 2025, from 1.33% for the six months ended June 30, 2024. The increases in the interest rate spread and the net interest margin were primarily due to an improvement in yield on total interest-earnings assets of 34 basis points resulting from an increase of loan yield of 40 basis points to 5.02% for the six months ended June 30, 2025 compared to 4.62% for the six months ended June 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL on loans and unfunded loan commitments, a net provision of $126,000 comprising of a provision of $70,000 to the ACL on loans and a provision of $56,000 to the ACL for unfunded loan commitments was recorded for the six months ended June 30, 2025, compared to a provision of $120,000 to the ACL on loans for the same period in 2024. No provision to the ACL for unfunded loan commitments was made for the six months ended June 30, 2024.

Noninterest Income. Noninterest income decreased $215,000, or 20.7%, to $680,000 for the six months ended June 30, 2025 from $895,000 for the six months ended June 30, 2024. The decrease resulted primarily from a $173,000 decline in the gain on interest rate swap, a $40,000 decrease in other noninterest income related primarily to fee income on off balance sheet deposit service, $19,000 decrease in mortgage banking serving related income, and a $13,000 decline in deposit account service charges. These decreases were partially offset on a comparative basis related to a $14,000 increase in the gain on sales of mortgage loans, a $12,000 increase in bank owned life insurance income, and a $4,000 increase in interchange income. The table below sets forth our noninterest income for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
Service charges on deposit accounts	$34,511	$40,352	$(5,841)	(14.5)%
Interchange income	116,523	119,344	(2,821)	(2.4)%
Mortgage banking income	108,949	127,972	(19,023)	(14.9)%
Gain on sale of mortgage loans	115,170	101,180	13,990	13.8%
Increase in cash value of life insurance	125,726	113,694	12,032	10.6%
Gain on interest rate swap	—	173,445	(173,445)	100.0%
Other	179,409	219,104	(39,695)	(18.1)%
Total noninterest income	$680,288	$895,091	$(214,803)	(24.0)%

Noninterest Expense. Noninterest expense increased $249,000, or 6.9%, to $3.9 million for the six months ended June 30, 2025 from $3.6 million for the six months ended June 30, 2024. Salary and benefit expenses increased $142,000 due to additional salary expense and benefits including expenses related to the ESOP, data processing and information technology expense increased $58,000 due to the implementation of additional network and core processing services, and other noninterest expense increased $107,000 due in large part to additional professional, accounting and audit-related services. The increase in noninterest expense when comparing the two periods was partially offset by a $13,000 decrease in net occupancy expense for the six months ended June 30, 2025, which resulted primarily from the closing of a branch office in the first quarter of 2025, a decrease of $24,000 due to reductions in general advertising and promotion activity, and a $21,000 decrease in FDIC insurance premiums. The table below sets forth our noninterest expense for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,		Change
	2025	2024	Amount	Percent
Salaries and related benefits	$2,190,483	$2,048,383	$142,100	6.9%
Occupancy expense, net	320,884	333,659	(12,775)	(3.8)%
Data processing	622,467	564,663	57,804	10.2%
Advertising	60,048	84,353	(24,305)	(28.8)%
FDIC insurance premiums	130,536	151,483	(20,947)	(13.8)%
Other	541,498	434,091	107,407	24.7%
Total noninterest expense	$3,865,916	$3,616,632	$249,284	6.9%

Income Tax Expense. Our benefit for income taxes increased $12,000 to a benefit of $374,000 for the six months ended June 30, 2025, from a benefit of $362,000 for the six months ended June 30, 2024 due to an increase in loss before provision (benefit from) income taxes.

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

The following table sets forth, as of June 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At June 30, 2025
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$3,910	(12.94)%
200	4,098	(8.75)%
100	4,299	(4.28)%
Level	4,491	—%
(100)	4,733	5.39%
(200)	4,989	11.09%
(300)	5,234	16.54%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2025, we would have experienced a 8.75% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 11.09% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of June 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At June 30, 2025
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$9,498	$(8,962)	(48.55)%
200	12,198	(6,262)	(33.92)%
100	15,230	(3,230)	(17.50)%
Level	18,460	n/a	—%
(100)	21,915	3,455	18.72%
(200)	25,491	7,031	38.09%
(300)	28,923	10,463	56.68%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2025, we would have experienced a 33.92% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 38.09% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates. The change in EVE that we would experience in the event of an instantaneous parallel 200 basis point increase and decrease in market interest rates is outside of the limits set forth in the Bank’s asset/liability management policy. While the Bank has developed policies and procedures that it believes will help reduce its interest rate exposure, any targeted improvement is expected to be realized gradually given the constraints imposed by the Bank’s current balance sheet composition and capital structure as well as regulatory requirements.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At June 30, 2025, we had outstanding advances of $44.3 million from the FHLB. At June 30, 2025, we had unused borrowing capacity of $27.8 million from the FHLB. At June 30, 2025, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at June 30, 2025 we had a $6.0 million line of credit with a correspondent bank. We have not drawn against the Discount Window or the line of credit.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this filing.

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

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6.0% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At June 30, 2025 and December 31, 2024, we had a net worth ratio of 5.54% and 5.67%, respectively.

At June 30, 2025 and December 31, 2024, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. However, we operate under an MOU with the Department and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital and total risk-based capital ratio levels above that which are required under federal regulatory capital regulations and a net worth ratio (as defined under Wisconsin law) of 6.0%. At June 30, 2025, we had Tier 1 capital equal to 6.3% of total average assets, total risk-based capital equal to 11.4% of risk-weighted assets and a net worth ratio of 5.54%. At December 31, 2024, we had Tier 1 capital equal to 6.9% of total average assets, total risk-based capital equal to 12.5% of risk-weighted assets and a net worth ratio of 5.67%. Our net worth ratio for purposes of compliance with Wisconsin law is calculated differently from the federal regulatory capital regulations in that it reflects the impact of the Bank’s unallocated general loan loss reserves. The Bank’s unallocated general loan loss reserves do not impact the calculation of the federal regulatory capital ratios.

The net proceeds contributed to the Bank from the stock offering completed on September 20, 2024, increased our liquidity and capital resources. Over time, the initial level of liquidity has and will continue to be reduced as net proceeds from the stock offering are used for general corporate purposes, including funding loans. Our financial condition and results of operations have been enhanced by the net proceeds from the offering, increasing our net interest-earning assets and net interest income. However, due to the increase in equity resulting from the net proceeds raised in the offering, as well as other factors associated with the offering, our return on equity has been and may continue to be adversely affected for a period of time following the offering. This could negatively affect the trading price of our shares of common stock.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2025, we had outstanding commitments to extend credit of $30.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2025 totaled $80.4 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on a quarterly basis. Our losses related to the unfunded commitments as of June 30, 2025 were estimated to be $137,000. We have provisioned for this exposure and recorded a reserve of $137,000 as of June 30, 2025.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2025, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2025, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025, and (vi) Notes to Consolidated Financial Statements for the three and six months ended June 30, 2025.

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

EWSB BANCORP, INC.

Date: August 14, 2025	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer