Form 10-Q
period 2025-09-30
EWSB Bancorp, Inc. /MD/
filed 2025-11-14
CIK 2013792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-56690

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

As of November 14, 2025, the Registrant had 752,538 shares of common stock, par value $0.01 per share issued and outstanding.

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

ii

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Cash and cash equivalents	$1,006,872	$1,188,634
Time deposits with other financial institutions	4,499,624	4,498,778
Debt securities available for sale (amortized cost of $25,204,362 and $26,736,859 as of September 30, 2025 and December 31, 2024, respectively)	22,398,249	22,806,836
Debt securities held to maturity (fair value of $38,618,397 and $38,162,626 as of September 30, 2025 and December 31, 2024, respectively)	38,393,556	39,006,631
Loans, net of allowance of $1,150,008 and $1,126,422 as of September 30, 2025 and December 31, 2024, respectively	196,872,466	186,354,436
Land held for sale	435,328	834,828
Office properties and equipment, net	2,354,896	2,411,422
Federal Home Loan Bank stock	2,759,245	1,879,971
Cash value of life insurance	7,888,879	7,699,074
Deferred tax assets (net of allowance of $3,241,934 and $0 as of September 30, 2025 and December 31, 2024, respectively)	1,961,757	5,326,564
Accrued interest receivable and other assets	1,643,055	1,298,605

TOTAL ASSETS	$280,213,927	$273,305,779

Liabilities and Equity
Deposits:
Non-interest bearing	$9,501,236	$9,461,778
Interest bearing	209,638,898	222,057,692
Total deposits	219,140,134	231,519,470
Borrowed funds	44,824,000	24,200,000
Advance payments by borrowers for taxes and insurance	1,790,247	485,212
Accrued interest payable and other liabilities	1,582,360	1,474,341

Total liabilities	267,336,741	257,679,023

Equity:
Common stock ($0.01 par value, 4,000,000 shares authorized, 752,538 issued and outstanding as of September 30, 2025 and December 31, 2024)	7,525	7,525
Additional paid-in capital	5,471,871	5,472,763
Retained earnings	13,311,203	17,499,162
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(480,686)	(500,441)
Accumulated other comprehensive income (loss)	(5,432,727)	(6,852,253)

Total stockholders' equity	12,877,186	15,626,756

TOTAL LIABILITIES AND EQUITY	$280,213,927	$273,305,779

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income:
Loans, including fees	$2,533,974	$2,165,404	$7,267,336	$6,232,409
Securities:
Taxable	245,333	261,963	749,980	794,457
Tax-exempt	9,396	9,400	28,185	28,200
Other	67,709	37,507	174,503	122,731

Total interest income	2,856,412	2,474,274	8,220,004	7,177,797

Interest expense:
Deposits	1,158,361	1,341,142	3,803,970	3,832,847
Borrowed funds	473,881	326,489	1,101,435	898,110

Total interest expense	1,632,242	1,667,631	4,905,405	4,730,957

Net interest income	1,224,170	806,643	3,314,599	2,446,840
Provision for credit losses	16,580	9,652	142,243	130,142

Net interest income after provision for credit losses	1,207,590	796,991	3,172,356	2,316,698

Noninterest income:
Service charges on deposit accounts	17,273	19,860	51,784	60,212
Interchange income	57,430	60,606	173,953	179,950
Mortgage banking income	77,404	66,293	186,353	194,265
Gain on sale of mortgage loans	89,005	62,714	204,175	163,894
Increase in cash value of life insurance	64,080	60,554	189,806	174,248
Gain on interest rate swap	52,326	88,246	52,326	261,691
Other	74,537	152,034	253,946	371,138

Total noninterest income	432,055	510,307	1,112,343	1,405,398

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited) Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Noninterest expense:
Salaries and related benefits	1,065,737	1,027,241	3,256,220	3,075,624
Occupancy expense, net	141,176	165,351	462,060	499,010
Data processing	224,982	247,212	847,449	811,875
Advertising	27,854	25,282	87,902	109,635
FDIC insurance premiums	93,613	79,809	224,149	231,292
Loss on sale of other real estate owned	22,213	—	22,213	—
Other	227,851	244,175	769,349	678,266

Total noninterest expense	1,803,426	1,789,070	5,669,342	5,405,702

Income (loss) before provision for (benefit from) income taxes	(163,781)	(481,772)	(1,384,643)	(1,683,606)
Provision for (benefit from) income taxes	3,176,877	(150,223)	2,803,316	(511,701)
Net income (loss)	$(3,340,658)	$(331,549)	$(4,187,959)	$(1,171,905)
Basic and diluted earnings per share	$(4.74)	n/a	$(5.95)	n/a
Weighted average shares outstanding	704,140	n/a	703,482	n/a

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(3,340,658)	$(331,549)	$(4,187,959)	$(1,171,905)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	326,218	959,567	1,123,910	704,677
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income (loss) from the securities transferred from available for sale to held to maturity	266,491	272,479	808,207	826,554

Other comprehensive income (loss), before tax	592,709	1,232,046	1,932,117	1,531,231
Tax effect of other comprehensive income (loss) items	(157,245)	(326,862)	(512,591)	(406,236)

Other comprehensive income (loss), net of tax	435,464	905,184	1,419,526	1,124,995

Comprehensive income (loss)	$(2,905,194)	$573,635	$(2,768,433)	$(46,910)

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Equity (unaudited)

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended September 30, 2025
Balance at June 30, 2025	752,538	$7,525	$5,472,852	$16,651,861	$(487,271)	$(5,868,191)	$15,776,776
Net income (loss)	—	—	—	(3,340,658)	—	—	(3,340,658)
ESOP shares committed to be released	—	—	(981)		6,585	—	5,604
Other comprehensive income (loss)	—	—	—	—	—	435,464	435,464
Balance at September 30, 2025	752,538	$7,525	$5,471,871	$13,311,203	$(480,686)	$(5,432,727)	$12,877,186

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended September 30, 2024
Balance at June 30, 2024	—	$—	$—	$18,358,617	$—	$(7,442,338)	$10,916,279
Net income (loss)	—	—	—	(331,549)	—	—	(331,549)
Proceeds of stock offering and issuance of common shares (net of issuance cost of $2.0 million)	752,538	7,525	5,470,717	—	—	—	5,478,242
Purchase of common shares by ESOP (52,678 shares)	—	—	—	—	(526,780)	—	(526,780)
ESOP shares committed to be released	—	—	—	—	2,813	—	2,813
Other comprehensive income (loss)	—	—	—	—	—	905,184	905,184
Balance at September 30, 2024	752,538	$7,525	$5,470,717	$18,027,068	$(523,967)	$(6,537,154)	$16,444,189

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Nine Months Ended September 30, 2025
Balance at January 1, 2025	752,538	$7,525	$5,472,763	$17,499,162	$(500,441)	$(6,852,253)	$15,626,756
Net income (loss)	—	—	—	(4,187,959)	—	—	(4,187,959)
ESOP shares committed to be released	—	—	(892)	—	19,755	—	18,863
Other comprehensive income (loss)	—	—	—	—	—	1,419,526	1,419,526
Balance at September 30, 2025	752,538	$7,525	$5,471,871	$13,311,203	$(480,686)	$(5,432,727)	$12,877,186

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Nine Months Ended September 30, 2024
Balance at January 1, 2024	—	$—	$—	$19,198,973	$—	$(7,662,149)	$11,536,824
Net income (loss)	—	—	—	(1,171,905)	—	—	(1,171,905)
Proceeds of stock offering and issuance of common shares (net of issuance cost of $2.0 million)	752,538	7,525	5,470,717	—	—	—	5,478,242
Purchase of common shares by ESOP (52,678 shares)	—	—	—	—	(526,780)	—	(526,780)
ESOP shares committed to be released	—	—	—	—	2,813	—	2,813
Other comprehensive income (loss)	—	—	—	—	—	1,124,995	1,124,995
Balance at September 30, 2024	752,538	$7,525	$5,470,717	$18,027,068	$(523,967)	$(6,537,154)	$16,444,189

EWSB BANCORP, INC. AND SUBSIDIARY

See accompanying notes to unaudited consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:	$(1,807,716)	$(1,355,426)

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	1,564,299	931,069
Proceeds from maturities and paydowns of securities held to maturity	1,500,000	1,500,000
Purchase of FHLB stock	(879,274)	(250,690)
Net decrease/(increase) in loans	(10,426,074)	(7,245,859)
Purchase of office properties and equipment	(59,983)	(105,514)
Proceeds from sale of other real estate owned	377,287	—
Net cash flows provided by (used in) investing activities	(7,923,745)	(5,170,994)

Cash flows from financing activities:
Net change in deposits	$(12,379,336)	$(6,627,410)
Net change in advance payments by borrowers for taxes and insurance	1,305,035	1,469,159
Principal payments on notes payable	—	(400,000)
Net increase/(decrease) from FHLB short-term advances activity	(2,876,000)	(10,329,000)
Proceeds from FHLB long-term advances	37,000,000	13,500,000
Maturities of FHLB long-term advances	(13,500,000)	—
Net increase from Federal Reserve Bank Term Funding Program borrowing	—	3,500,000
Proceeds from issuance of common stock, net of costs	—	5,478,242
Loan to ESOP	—	(526,780)
Net cash flows provided by (used in) financing activities	9,549,699	6,064,211

Net change in cash and cash equivalents	(181,762)	(462,209)
Cash and cash equivalents at beginning of period	1,188,634	1,608,709
Cash and cash equivalents at end of period	$1,006,872	$1,146,500

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,973,300	$4,464,935
Taxes	$—	$—

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

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The determination of the allowance for credit losses and valuation allowance on deferred tax assets are particularly subject to change in the near term. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2025.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (“AFS”) and a held to maturity (“HTM”) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of AFS securities on September 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2025
Securities available for sale:
Mortgage-backed securities	$8,340,357	$—	$(928,655)	$7,411,702
State and political subdivisions	13,393,970	—	(1,436,838)	11,957,132
Corporate securities	3,470,035	—	(440,620)	3,029,415
Total securities available for sale	$25,204,362	$—	$(2,806,113)	$22,398,249

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$9,078,650	$—	$(1,254,841)	$7,823,809
State and political subdivisions	14,191,881	—	(2,052,935)	12,138,946
Corporate securities	3,466,328	—	(622,247)	2,844,081
Total securities available for sale	$26,736,859	$—	$(3,930,023)	$22,806,836

There were no sales of securities available for sale during the nine months ended September 30, 2025 and 2024.

The following tables show the fair value and gross unrealized losses of AFS debt securities in an unrealized loss position at September 30, 2025 and December 31, 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
September 30, 2025
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,411,702	$(928,655)	$7,411,702	$(928,655)
State and political subdivisions	—	—	11,957,132	(1,436,838)	11,957,132	(1,436,838)
Corporate securities	—	—	3,029,415	(440,620)	3,029,415	(440,620)
Totals	$—	$—	$22,398,249	$(2,806,113)	$22,398,249	$(2,806,113)

EWSB BANCORP, INC. AND SUBSIDIARY

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,823,809	$(1,254,841)	$7,823,809	$(1,254,841)
State and political subdivisions	—	—	12,138,946	(2,052,935)	12,138,946	(2,052,935)
Corporate securities	—	—	2,844,081	(622,247)	2,844,081	(622,247)
Totals	$—	$—	$22,806,836	$(3,930,023)	$22,806,836	$(3,930,023)

At September 30, 2025, 48 debt securities designated as AFS were in an unrealized loss position. Based on our analysis of these securities, the decline in value was unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities were included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our AFS securities portfolio were past due as of September 30, 2025. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2025. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	September 30, 2025
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	8,692,333	7,938,070
Due after five years through ten years	8,024,156	6,919,534
Due after ten years	147,516	128,943

Subtotal	16,864,005	14,986,547
Mortgage-backed securities	8,340,357	7,411,702
Total	$25,204,362	$22,398,249

EWSB BANCORP, INC. AND SUBSIDIARY

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of HTM securities at September 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2025	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,177,733	$227,011	$(27,800)	$28,376,944
U.S. Treasury securities	10,215,823	25,630	—	10,241,453
Total securities held to maturity	$38,393,556	$252,641	$(27,800)	$38,618,397

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,306,633	$282	$(812,896)	$27,494,019
U.S. Treasury securities	10,699,998	—	(31,391)	10,668,607
Total securities held to maturity	$39,006,631	$282	$(844,287)	$38,162,626

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (“CECL”). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our HTM securities portfolio were past due as of September 30, 2025. An allowance for credit losses (“ACL”) is not calculated or recorded based on the implied guarantee of these securities.

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of September 30, 2025. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	September 30, 2025
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$9,347,244	$9,360,625
Due after one year through five years	15,060,493	15,211,366
Due after five years through ten years	13,142,679	13,202,839
Due after ten years	843,140	843,567
Total	$38,393,556	$38,618,397

EWSB BANCORP, INC. AND SUBSIDIARY

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Real estate:
One to four family residential	$132,284,375	$130,077,444
Home equity	2,086,404	2,241,326
Equity line of credit	6,948,464	5,823,673
Construction	15,583,759	6,755,376
Multi-family	1,222,682	1,271,343
Commercial	1,961,239	2,587,784
Commercial installment	3,609,616	3,513,472
Consumer:
Marine and recreational	31,039,953	31,150,048
Other consumer	3,463,799	4,211,711

Subtotal	198,200,291	187,632,177
Allowance for credit losses	(1,150,008)	(1,126,422)
Unearned loan fees	(177,817)	(151,319)
Loans, net	$196,872,466	$186,354,436

Changes in the allowance for the three and nine months ended September 30, 2025 and 2024, are as follows:

	For the three months ended September 30, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$693,116	$(80,281)	$(686)	$—	$612,149
Home equity	10,925	(1,270)	—	—	9,655
Equity line of credit	35,904	(3,750)	—	—	32,154
Construction	120,632	54,319	—	—	174,951
Multi-family	6,322	(664)	—	—	5,658
Commercial	23,293	(3,334)	—	—	19,959
Commercial Installment	37,357	(515)	—	—	36,842
Consumer:
Marine and recreational	242,894	47,547	(57,684)	—	232,757
Other consumer	25,909	(26)	—	—	25,883
Total	$1,196,352	$12,026	$(58,370)	$—	$1,150,008

EWSB BANCORP, INC. AND SUBSIDIARY

	For the three months ended September 30, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$654,119	$(45,311)	$—	$—	$608,808
Home equity	11,691	(146)	—	—	11,545
Equity line of credit	24,073	(40)	—	—	24,033
Construction	86,964	(3,734)	—	—	83,230
Multi-family	7,689	(703)	—	—	6,986
Commercial	22,848	6,456	—	—	29,304
Commercial Installment	51,140	(6,395)	—	—	44,745
Consumer:
Marine and recreational	275,279	(4,593)	—	—	270,686
Other consumer	34,595	(678)	—	199	34,116
Total	$1,168,398	$(55,144)	$—	$199	$1,113,453

	For the nine months ended September 30, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$639,578	$(26,743)	$(686)	$—	$612,149
Home equity	11,020	(1,365)	—	—	9,655
Equity line of credit	28,634	3,520	—	—	32,154
Construction	73,444	101,507	—	—	174,951
Multi-family	6,251	(593)	—	—	5,658
Commercial	30,624	(10,665)	—	—	19,959
Commercial Installment	42,629	(5,787)	—	—	36,842
Consumer:
Marine and recreational	259,197	31,244	(57,684)	—	232,757
Other consumer	35,045	(9,162)	—	—	25,883
Total	$1,126,422	$81,956	$(58,370)	$—	$1,150,008

	For the nine months ended September 30, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$654,754	$(45,946)	$—	$—	$608,808
Home equity	11,045	500	—	—	11,545
Equity line of credit	22,193	1,840	—	—	24,033
Construction	21,293	61,937	—	—	83,230
Multi-family	7,948	(962)	—	—	6,986
Commercial	26,323	2,981	—	—	29,304
Commercial Installment	44,972	(227)	—	—	44,745
Consumer:
Marine and recreational	241,624	38,951	(9,889)	—	270,686
Other consumer	26,644	6,272	—	1,200	34,116
Total	$1,056,796	$65,346	$(9,889)	$1,200	$1,113,453

The ACL on loans excludes $141,831 of allowance for unfunded commitments as of September 30, 2025 and $81,544 as of December 31, 2024 and is recorded within accrued interest payable and other liabilities on the Consolidated Balance Sheets. A provision for credit loss on unfunded loan commitments of $4,554 was made for the three months ended September 30, 2025. A provision for credit loss on unfunded loan commitments of $60,287 was made for the nine

EWSB BANCORP, INC. AND SUBSIDIARY

months ended September 30, 2025. A provision for credit loss on unfunded loan commitments of $64,796 was made for three and nine months ended September 30, 2024.

As of September 30, 2025 there were three collateral dependent loans totaling $17,707 in the other consumer loan segment. These loans were secured by automobiles and did not carry a specific allocation to the ACL as of September 30, 2025. Additionally, there were two collateral dependent loan totaling $26,652 in the marine and recreational loan with one of these loans carrying a specific allocation of $810 to the ACL as of September 30, 2025.

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

EWSB BANCORP, INC. AND SUBSIDIARY

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination at September 30, 2025 and December 31, 2024.

	Total Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
At September 30, 2025
Real estate
One to four family residential
Performing	$14,132,255	$19,956,317	$7,276,232	$30,878,635	$11,046,799	$48,994,137	$—	$132,284,375
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$14,132,255	$19,956,317	$7,276,232	$30,878,635	$11,046,799	$48,994,137	$—	$132,284,375
Home equity
Performing	$248,383	$822,181	$567,839	$295,856	$15,586	$136,559	$—	$2,086,404
Non performing	—	—	—	—	—	—	—	—
Total home equity	$248,383	$822,181	$567,839	$295,856	$15,586	$136,559	$—	$2,086,404
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$6,948,464	$6,948,464
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$6,948,464	$6,948,464
Construction
Performing	$8,077,174	$5,012,505	$2,288,139	$63,707	$—	$142,234	$—	$15,583,759
Non performing	—	—	—	—	—	—	—	—
Total construction	$8,077,174	$5,012,505	$2,288,139	$63,707	$—	$142,234	$—	$15,583,759
Multi-family
Pass	$—	$—	$—	$203,311	$1,019,371	$—	$—	$1,222,682
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	—	$203,311	1,019,371	$—	$—	$1,222,682
Commercial
Pass	$59,200	$480,394	$145,729	$987,759	$230,565	$57,592	$—	$1,961,239
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$59,200	$480,394	$145,729	$987,759	$230,565	$57,592	$—	$1,961,239
Commercial installment
Pass	$1,132,301	$125,182	$167,517	$232,724	$814,232	$1,137,660	$—	$3,609,616
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$1,132,301	$125,182	$167,517	$232,724	$814,232	$1,137,660	$—	$3,609,616
Consumer
Marine and recreational
Performing	$5,592,827	$5,502,587	$6,306,430	$2,226,108	$415,093	$10,989,067	$—	$31,032,112
Non performing	—	—	—	—	—	7,841	—	7,841
Total marine and recreational	$5,592,827	$5,502,587	$6,306,430	$2,226,108	$415,093	$10,996,908	$—	$31,039,953
Other consumer
Performing	$712,126	$942,622	$532,218	$542,816	$141,765	$574,545	$—	$3,446,092
Non performing	—	—	8,741	8,966	—	—	—	17,707
Total other consumer	$712,126	$942,622	$540,959	$551,782	$141,765	$574,545	$—	$3,463,799
Total loans	$29,954,266	$32,841,788	$17,292,845	$35,439,882	$13,683,411	$62,039,635	$6,948,464	$198,200,291

EWSB BANCORP, INC. AND SUBSIDIARY

	Total Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
At December 31, 2024
Real estate
One to four family residential
Performing	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Home equity
Performing	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Non performing	—	—	—	—	—	—	—	—
Total home equity	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Construction
Performing	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Non performing	—	—	—	—	—	—	—	—
Total construction	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Multi-family
Pass	$—	$—	$—	$209,884	$126,373	$935,086	$—	$1,271,343
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	$—	$209,884	$126,373	$935,086	$—	$1,271,343
Commercial
Pass	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Commercial installment
Pass	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Consumer
Marine and recreational
Performing	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Other consumer
Performing	$785,431	$534,610	$613,732	$208,806	$40,975	$2,015,453	$—	$4,199,007
Non performing	—	—	12,704	—	—	—	—	12,704
Total other consumer	$785,431	$534,610	$626,436	$208,806	$40,975	$2,015,453	$—	$4,211,711
Total loans	$32,666,501	$22,012,850	$39,257,756	$14,142,210	$33,447,472	$40,281,715	$5,823,673	$187,632,177

Year-to-date gross charge-offs for the periods presented are not included in the above tables as the amounts are considered insignificant.

EWSB BANCORP, INC. AND SUBSIDIARY

Loan aging information as of September 30, 2025 and December 31, 2024, follows:

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
September 30, 2025

Real estate:
One to four family residential	$131,925,333	$359,042	$—	$—	$—	$—	$132,284,375
Home equity	2,086,404	—	—	—	—	—	2,086,404
Equity line of credit	6,832,136	116,328	—	—	—	—	6,948,464
Construction	15,583,759	—	—	—	—	—	15,583,759
Multi-family	1,222,682	—	—	—	—	—	1,222,682
Commercial	1,961,239	—	—	—	—	—	1,961,239
Commercial installment	3,609,616	—	—	—	—	—	3,609,616
Consumer
Marine and recreational	30,993,692	38,420	—	—	7,841	—	31,039,953
Other consumer	3,446,092	—	—	12,704	17,707	—	3,463,799

Totals	$197,660,953	$513,790	$—	$12,704	$25,548	$—	$198,200,291

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
December 31, 2024

Real estate:
One to four family residential	$128,031,279	$1,741,706	$304,459	$—	$—	$—	$130,077,444
Home equity	2,241,326	—	—	—	—	—	2,241,326
Equity line of credit	5,823,673	—	—	—	—	—	5,823,673
Construction	6,754,686	690	—	—	—	—	6,755,376
Multi-family	1,271,343	—	—	—	—	—	1,271,343
Commercial	2,587,784	—	—	—	—	—	2,587,784
Commercial installment	3,513,472	—	—	—	—	—	3,513,472
Consumer
Marine and recreational	31,016,018	134,030	—	25,920	—	—	31,150,048
Other consumer	4,199,007	—	—	—	12,704	—	4,211,711

Totals	$185,438,588	$1,876,426	$304,459	$25,920	$12,704	$—	$187,632,177

Interest income received on nonaccrual loans is considered to be immaterial to the consolidated financial statements.

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of September 30, 2025 or December 31, 2024.

EWSB BANCORP, INC. AND SUBSIDIARY

A summary of loans to directors, executive officers, and their affiliates as of September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Balance at beginning of period	$44,715	$27,004
New loans	—	28,230
Repayments	(13,810)	(10,519)

Balance at end of period	$30,905	$44,715

Note 4: Deposits

The composition of deposits at September 30, 2025 and December 31, 2024 is as follows:

	September 30, 2025	December 31, 2024
Non-interest-bearing demand	$9,501,236	$9,461,778
Interest-bearing demand	31,144,689	40,044,250
Savings	26,965,298	28,885,850
Money market	39,778,930	42,827,392
Certificates of deposit	111,749,981	110,300,200

Total deposits	$219,140,134	$231,519,470

The aggregate amount of certificates of deposit in denominations of $250,000 or more at September 30, 2025 and December 31, 2024 was approximately $19,326,000 and $18,798,000, respectively.

The scheduled maturities of certificates of deposit as of September 30, 2025 are summarized as follows:

Twelve months ended September 30,	Amount
2026	$84,742,783
2027	16,225,433
2028	4,802,706
2029	3,459,960
2030	2,519,099

Total	$111,749,981

Deposits from directors, executive officers, and their affiliates totaled $2,729,166 and $2,514,749 at September 30, 2025 and December 31, 2024, respectively.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 5: Borrowed Funds

Borrowed funds consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Average Rate	Amount	Average Rate	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	4.22%	$1,824,000	4.44%	$4,700,000
Fixed rate, fixed term advances	3.94%	43,000,000	3.82%	19,500,000
Total borrowings		$44,824,000		$24,200,000

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank (“FHLB”) as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

The following is a summary of scheduled maturities of non-short term borrowed funds as of September 30, 2025:

	Average Rate	Amount
2025	4.31%	$2,000,000
2026	4.01%	21,000,000
2027	3.93%	12,000,000
2028	3.68%	8,000,000

Total		$43,000,000

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the book value of the Company’s qualifying one- to four-family residential real estate loans. The loans pledged as security for FHLB borrowings totaled approximately $75,951,000 and $68,175,000 at September 30, 2025 and December 31, 2024, respectively. FHLB advances are also secured by $2,759,245 and $1,879,971 of FHLB stock owned by the Company at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the Company has unused borrowing capacity of $30,191,000 based on total collateral pledged as of this date. The Company will be required to purchase additional FHLB activity stock to support borrowings beyond current activity stock holdings.

At September 30, 2025 and December 31, 2024, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window. The Company had no short-term borrowings through the Federal Reserve discount window and did not pledge securities or loans as of September 30, 2025 and December 31, 2024.

At September 30, 2025 and December 31, 2024, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 6: Income Taxes

During the 3rd quarter of 2025, management continued to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets, including net operating losses for federal and state income tax purposes. A significant piece of objective negative evidence evaluated is the cumulative taxable losses incurred during the nine month period ended September 30, 2025 and during the three preceding calendar years. Such objective negative evidence limits the ability to consider other subjective evidence such as our projections for future growth and taxable income. On the basis of this evaluation, a valuation allowance of $3.2 million has been recorded during the period ended September 30, 2025 to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

The primary differences between income taxes at the federal statutory rate and the provision for income taxes during the periods presented include state taxes, tax-exempt interest and non-interest income, and the recording of the valuation allowance.

The major components of the net deferred tax assets as of September 30, 2025 and December 31, 2024, are presented below:

	September 30, 2025	December 31, 2024
Deferred tax assets
Net operating losses and temporary differences net of deferred tax liabilities	$3,241,934	$2,852,217
Unrealized loss on securities available for sale and held to maturity	1,961,757	2,474,347

Total deferred tax assets	5,203,691	5,326,564
Valuation allowance	(3,241,934)	—
Net deferred tax asset	$1,961,757	$5,326,564

Note 7: Equity and Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table on the next page). It is management’s opinion, as of September 30, 2025, that the Bank meets all applicable statutory capital adequacy requirements.

As of September 30, 2025, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

EWSB BANCORP, INC. AND SUBSIDIARY

The Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024, are presented in the following tables:

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
September 30, 2025

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$17,160	10.4%	≥ $	7,449	≥	4.5%	≥ $	10,760	≥	6.5%
Tier 1 capital (to risk-weighted assets)	17,160	10.4%	≥	9,932	≥	6.0%	≥	13,243	≥	8.0%
Total capital (to risk-weighted assets)	18,452	11.1%	≥	13,243	≥	8.0%	≥	16,554	≥	10.0%
Tier 1 capital (to average assets)	17,160	6.0%	≥	11,415	≥	4.0%	≥	14,269	≥	5.0%

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2024

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$18,520	11.8%	≥ $	7,091	≥	4.5%	≥ $	10,243	≥	6.5%
Tier 1 capital (to risk-weighted assets)	18,520	11.8%	≥	9,455	≥	6.0%	≥	12,606	≥	8.0%
Total capital (to risk-weighted assets)	19,728	12.5%	≥	12,606	≥	8.0%	≥	15,758	≥	10.0%
Tier 1 capital (to average assets)	18,520	6.9%	≥	10,709	≥	4.0%	≥	13,387	≥	5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.0% and its level of total capital to risk-weighted assets at a minimum of 11.0%. At September 30, 2025, the Bank’s tier one capital as a percentage of average total assets capital ratio of 6.0% was not in compliance with the minimum ratio as designated by the Board of Directors. The Bank’s total capital to risk-weighted assets ratio of 11.1% was in compliance with the minimum ratio designated by the Board of Directors.

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a state-chartered savings bank to maintain a net worth ratio in an amount not less than 6.0%. At September 30, 2025, the Bank’s net worth ratio of 4.60% was not in compliance with the minimum requirement.

Note 8: Fair Value Measurements

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

EWSB BANCORP, INC. AND SUBSIDIARY

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of September 30, 2025 and December 31, 2024, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

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

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,411,702	$—	$7,411,702	$—
State and political subdivisions	11,957,132	—	11,957,132	—
Corporate securities	3,029,415	—	3,029,415	—
Total securities available for sale	$22,398,249	$—	$22,398,249	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$121,695	$—	$121,695	$—

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,823,809	$—	$7,823,809	$—
State and political subdivisions	12,138,946	—	12,138,946	—
Corporate securities	2,844,081	—	2,844,081	—
Total securities available for sale	$22,806,836	$—	$22,806,836	$—

EWSB BANCORP, INC. AND SUBSIDIARY

Note 9: Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of September 30, 2025 and December 31, 2024, follows:

	Carrying				Estimated
	Amount				Fair Value
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)	September 30, 2025
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,177,733	$—	$28,376,944	$—	$28,376,944
U.S. Treasury securities	$10,215,823	$10,241,453	$—	$—	$10,241,453
Loans, net	$196,872,466	$—	$—	$187,127,000	$187,127,000
Financial liabilities:
Interest-bearing deposits	$209,638,898	$—	$200,766,000	$—	$200,766,000
Fixed rate, fixed term FHLB advances	$43,000,000	$—	$43,204,796	$—	$43,204,796

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,306,633	$—	$27,494,019	$—	$27,494,019
U.S. Treasury securities	$10,699,998	$10,668,607	$—	$—	$10,668,607
Loans, net	$186,354,436	$—	$—	$177,234,000	$177,234,000
Financial liabilities:
Interest-bearing deposits	$222,057,692	$—	$200,557,000	$—	$200,557,000
Fixed rate, fixed term FHLB advances	$19,500,000	$—	$19,459,137	$—	$19,459,137

Note 10: Derivatives

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The aggregate fair value of the swaps are recorded in other

EWSB BANCORP, INC. AND SUBSIDIARY

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

Fair Value Hedge: An interest rate swap with a notional amount totaling $25.0 million as of September 30, 2025 was designated as a fair value last of layer hedge for certain fixed rate prepayable loans.

Note 11: Earnings Per Share (“EPS”)

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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Net income (loss) applicable to common shares outstanding	$(3,340,658)	$(4,187,959)

Average number of common shares outstanding	752,538	752,538
Less: Average unallocated ESOP shares	48,398	49,056
Average number of common shares outstanding used to calculate basic earnings per share	704,140	703,482
Earnings per common share basic and diluted	$(4.74)	$(5.95)

There were no securities or other contracts that had a dilutive effect during the nine months ended September 30, 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for EPS calculations. All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. Earnings per share for the three and nine months ended September 30, 2025, was calculated using 704,140 and 703,482 weighted average shares outstanding, respectively. The Company did not present earnings per share for the three and nine months ended September 30, 2024, because the year-to-date weighted average computation, as a result of the conversion during the period, would present a figure that would not aid investors in understanding the Company’s financial results.

Note 12: ESOP

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

EWSB BANCORP, INC. AND SUBSIDIARY

Each December, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Expense recorded during the nine months ended September 30, 2025 is $18,863.

Shares held by the ESOP as of September 30, 2025, were as follows:

September 30, 2025
Shares committed for allocation	4,610
Unallocated	48,068
Total ESOP shares	52,678

Fair value of unearned shares at September 30, 2025	$425,402

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

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of September 30, 2025, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of

Operations-Critical Accounting Policies” in EWSB Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets. Total assets increased $6.9 million, or 2.5%, to $280.2 million at September 30, 2025 from $273.3 million at December 31, 2024. The change was primarily the result of a $10.5 million increase in portfolio loans, and a $879,000 increase in Federal Home Loan Bank stock offset by a $3.4 million decrease in the net deferred tax asset and $1.0 million decrease in total investment securities.

Cash and Cash Equivalents and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions decreased $181,000, or 3.2% to $5.5 million at September 30, 2025 from $5.7 million at December 31, 2024. The change was related to general business activity.

Securities Available-for-Sale. Securities available-for-sale declined $409,000, or 1.8%, to $22.4 million at September 30, 2025 from $22.8 million at December 31, 2024. The decrease was primarily due to $1.6 million in maturities in investment securities and principal paydowns on mortgage-backed securities offset by a $1.2 million increase in the market value of the portfolio due to a decrease in market interest rates during the nine months ended September 30, 2025. The proceeds from maturities and principal paydowns are utilized to manage liquidity and support loan growth.

Securities Held-to-Maturity. Securities held-to-maturity decreased $613,000, or 1.7%, to $38.4 million at September 30, 2025 from $39.0 million at December 31, 2024. The decrease in securities held-to-maturity was due to $1.5 million of investment securities maturities offset by $883,000 in amortization of unrealized losses and discounts.

Loans, net. Loans, net increased $10.5 million, or 5.6%, to $196.9 million at September 30, 2025 from $186.4 million at December 31, 2024. Construction, one- to four-family, home equity loans and lines of credit, and commercial installment loans increased $8.8 million, $2.2 million, $1.0 million and $96,000, respectively, to $15.6 million, $132.2 million, $9.0 million, and $3.6 million at September 30, 2025, respectively, as a result of loan production exceeding payoffs and amortization. These increases were partially offset by decreases to other consumer loans, commercial real estate, marine and recreational, and multi-family loans of $748,000, $627,000, $110,000 and $49,000, to $3.5 million, $2.0 million, $31.0 million, and $1.2 million at September 30, 2025, respectively.

Deposits. Total deposits decreased $12.4 million or 5.3% to $219.1 million at September 30, 2025, from $231.5 million at December 31, 2024. Non-interest bearing deposits increased $40,000, or 0.4%, to $9.5 million at September 30, 2025, which is comparable to $9.5 million at December 31, 2024. Total interest-bearing deposits, other than time deposits, decreased approximately $13.9 million, or 12.4%, to $97.8 million at September 30, 2025, from $111.8 million at December 31, 2024. Certificates of deposits increased $1.5 million, or 1.3%, to $111.7 million at September 30, 2025, from $110.3 million at December 31, 2024. The most significant portion of the $13.9 million decline in interest-bearing deposits related to a $9.4 million reduction in brokered non-maturity deposits. We did not hold brokered deposits at September 30, 2025 compared to $9.4 million at December 31, 2024. Other deposit mix changes were consistent with industry trends as consumers continue to transition to higher yielding term deposits due to the interest rate environment.

Borrowings. We had $44.8 million of borrowings at September 30, 2025 as compared to $24.2 million at December 31, 2024. The increase of $20.6 million in FHLB borrowings were used to offset the brokered deposit decline and to fund portfolio loan growth during the nine months ended September 30, 2025.

Stockholders’ Equity. Total stockholders’ equity decreased $2.8 million to $12.9 million at September 30, 2025 from $15.6 million at December 31, 2024. Accumulated other comprehensive loss decreased $1.4 million due to an increase in the market value of the investment portfolio related to a decline in market interest rates which was offset by a decrease in retained earnings of $4.2 million which resulted from the net loss incurred for the nine months ended September 30, 2025.

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

	For the Three Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$198,746	$2,534	5.06%	$180,501	$2,165	4.82%
Securities available for sale	22,428	121	2.14%	23,415	135	2.32%
Securities held to maturity	38,450	133	1.37%	39,263	136	1.39%
Cash, cash equivalents and other interest-earning assets	8,612	68	3.13%	7,138	38	2.14%
Total interest-earning assets	$268,236	$2,856	4.22%	$250,317	$2,474	3.98%
Noninterest-earning assets	$15,657			$17,844
Total assets	$283,893			$268,161

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,274	$8	0.11%	$30,244	$8	0.11%
Savings deposits	31,984	4	0.05%	32,517	4	0.05%
Money market	40,806	69	0.67%	42,998	76	0.71%
Certificates of deposit	110,657	1,077	3.86%	111,489	1,253	4.52%
Total interest-bearing deposits	$211,721	$1,158	2.17%	$217,248	$1,341	2.48%
Borrowed funds	47,284	474	3.98%	28,165	326	4.66%
Total interest-bearing liabilities	$259,005	$1,632	2.50%	$245,413	$1,667	2.73%
Noninterest-bearing demand deposits	9,162			11,160
Other noninterest-bearing liabilities	1,063			1,215
Total liabilities	269,230			257,788
Total equity	14,663			10,373
Total liabilities and equity	$283,893			$268,161
Net interest income		$1,224			$807
Net interest rate spread (2)			1.72%			1.25%
Net interest-earning assets (3)	$9,231			$4,904
Net interest margin (4)			1.81%			1.30%
Average interest-earning assets to interest-bearing liabilities	103.6%			102.0%

(1)	Net deferred fee income included in interest earned on loans totaled $96,000 for the three months ended September 30, 2025 and $61,000 for the three months ended September 30, 2024.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$193,894	$7,267	5.03%	$177,510	$6,233	4.69%
Securities available for sale	22,587	375	2.23%	23,416	412	2.35%
Securities held to maturity	38,983	403	1.39%	39,797	410	1.38%
Cash, cash equivalents and other interest-earning assets	8,311	175	2.83%	7,627	123	2.15%
Total interest-earning assets	$263,775	$8,220	4.18%	$248,350	$7,178	3.86%
Noninterest-earning assets	$15,947			$17,364
Total assets	$279,722			$265,714

Interest-bearing liabilities:
Interest-bearing demand deposits	$33,097	$127	0.51%	$30,411	$24	0.11%
Savings deposits	31,085	13	0.06%	32,648	13	0.05%
Money market	42,922	245	0.77%	46,422	243	0.70%
Certificates of deposit	111,610	3,419	4.11%	109,343	3,553	4.34%
Total interest-bearing deposits	$218,714	$3,804	2.33%	$218,824	$3,833	2.34%
Borrowed funds	36,604	1,101	4.04%	25,882	898	4.63%
Total interest-bearing liabilities	$255,318	$4,905	2.58%	$244,706	$4,731	2.58%
Noninterest-bearing demand deposits	8,813			9,684
Other noninterest-bearing liabilities	1,307			1,242
Total liabilities	265,438			255,632
Total equity	14,284			10,082
Total liabilities and equity	$279,722			$265,714
Net interest income		$3,315			$2,447
Net interest rate spread (2)			1.60%			1.28%
Net interest-earning assets (3)	$8,457			$3,644
Net interest margin (4)			1.69%			1.32%
Average interest-earning assets to interest-bearing liabilities	103.3%			101.5%

(1)	Net deferred fee income included in interest earned on loans totaled $272,000 for the nine months ended September 30, 2025 and $162,000 for the nine months ended September 30, 2024.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$222	$147	$369	$614	$420	$1,034
Securities available-for-sale	(6)	(9)	(14)	(14)	(23)	(37)
Securities held-to-maturity	(3)	(0)	(3)	(8)	1	(7)
Cash, cash equivalents and other interest-earning assets	8	23	30	14	38	52
Total interest-earning assets	221	161	382	606	436	1,042

Interest-bearing liabilities:
Interest-bearing demand deposits	(0)	0	0	10	93	103
Savings deposits	(0)	0	(0)	—	—	—
Money market	(4)	(3)	(7)	(20)	23	3
Certificates of deposit	(9)	(167)	(176)	69	(203)	(134)
Total interest-bearing deposits	(14)	(169)	(183)	59	(87)	(28)
Borrowed funds	225	(77)	148	320	(118)	202
Total interest-bearing liabilities	211	(246)	(35)	379	(205)	174
Change in net interest income	$11	$407	$417	$227	$641	$868

Comparison of Operating Results for the Three Months Ended September 30, 2025 and 2024

Net Income/(Loss). We recorded a net loss of $3.3 million for the three months ended September 30, 2025, compared to a net loss of $332,000 for the three months ended September 30, 2024, a change of $3.0 million year-over-year. The increase in our net loss year-over-year resulted primarily from a $417,000 increase in net interest income offset by a $6,000 increase in the provision for credit losses, a $78,000 decrease in noninterest income, a $14,000 increase in noninterest expense, and a $3.3 million increase in the provision for income taxes due to recording a valuation allowance as further discussed.

Interest Income. Interest income increased $382,000, or 15.8%, to $2.9 million for the three months ended September 30, 2025, from $2.5 million for the three months ended September 30, 2024, due to a $378,000 increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 24 basis points in the weighted average yield on the loan portfolio to 5.06% for the three months ended September 30, 2025, from 4.82% for the same period in 2024. Interest income on securities and other investments increased $14,000 to $322,000 for the three months ended September 30, 2025 primarily due to a $29,000 increase in dividends on Federal Home Loan Bank stock offset by a $17,000 decline in interest income on investment securities. The increase in dividend income relates to additional stock purchased in the Federal Home Loan Bank and decline in investment interest income is related to average balance decreases primarily related to security maturities.

Interest Expense. Total interest expense decreased $35,000, or 1.5%, remaining consistent at approximately $1.6 million for the three months ended September 30, 2025 and 2024. Interest expense on deposits declined $183,000, to $1.2 million for the three months ended September 30, 2025, from $1.3 million for the three months ended September 30, 2024. This decrease was due to a $5.5 million decline in average total interest bearing deposit balances for the three months ended September 30, 2025 compared to the same period in 2024. The weighted average rate paid on deposits declined 31 basis points to 2.17% for the three months ended September 30, 2025.

Interest expense on borrowed funds increased $148,000 for the three months ended September 30, 2025 to $484,000 compared to $326,000 for the three months ended September 30, 2024. The weighted average rate paid on borrowed funds declined 60 basis points to 4.06% for the three months ended September 30, 2025, from 4.66% for the three months ended September 30, 2024 while the average balance of borrowed funds increased $19.1 million, or 68.3%, to $47.3 million for the three months ended September 30, 2025 from $28.2 million for the three months ended September 30, 2024. The increase in the average balance was generally related to a decline in brokered deposit balances and the measured use of borrowings to support the increase in the loan portfolio.

Net Interest Income. Net interest income increased $417,000, or 51.8%, to $1.2 million for the three months ended September 30, 2025 from $807,000 for the three months ended September 30, 2024, primarily due to an increase in the interest rate spread to 1.72% for the three months ended September 30, 2025 from 1.25% for the three months ended September 30, 2024 and an increase in the net interest margin to 1.81% for the three months ended September 30, 2025, from 1.30% for the three months ended September 30, 2024. The increases in the interest rate spread and the net interest margin were primarily due to an increase in the weighted average yield on loans and a $18.2 million increase in average loan balances to $198.7 million for the three months ended September 30, 2025 compared to $180.5 million for the three months ended September 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL on loans and unfunded loan commitments, a provision of $12,000 was made to the ACL on loans and $5,000 to the ACL for unfunded loan commitments for the three months ended September 30, 2025. A provision of $9,700 was made to the ACL on loans for the three months ended September 30, 2024. No provision was made to the ACL for unfunded loan commitments for the three months ended September 30, 2024. The adequacy of the ACL and provision expense is based on an analysis of current credit characteristics in conjunction with loss history of the loan portfolio and peer group loss data.

Noninterest Income. Noninterest income declined $78,000, or 15.3%, to $432,000 for the three months ended September 30, 2025 from $510,000 for the three months ended September 30, 2024. The change resulted primarily from a $56,000 decrease in other noninterest income related primarily to fee income on off balance sheet deposit service revenue, a $36,000 decrease in the gain recognized on an interest rate swap, and a $6,000 decrease in the deposit accounts service charge revenue and interchange income. These declines in non-interest income were offset by an increase of $26,000 in gains on sale of mortgage loans, a $11,000 increase in mortgage banking income; and a $4,000 increase in bank owned life insurance income and a $10,000 increase in insurance agency income. The table below sets forth our noninterest income for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
Service charges on deposit accounts	$17,273	$19,860	$(2,587)	(13.0)%
Interchange income	57,430	60,606	(3,176)	(5.2)%
Mortgage banking income	77,404	66,293	11,111	16.8%
Gain on sale of mortgage loans	89,005	62,714	26,291	41.9%
Increase in cash value of life insurance	64,080	60,554	3,526	5.8%
Gain on interest rate swap	52,326	88,246	(35,920)	(40.7)%
Other	74,537	152,034	(77,497)	(51.0)%
Total noninterest income	$432,055	$510,307	$(78,252)	(15.3)%

Noninterest Expense. Noninterest expense increased $14,000, or 0.8%, to $1.8 million for the three months ended September 30, 2025 which is consistent with the three months ended September 30, 2024. Salary and benefit expenses increased $38,000 due to additional salary expense and benefits including expenses related to the ESOP, FDIC insurance premiums increased $14,000, and loss of $22,000 was recognized on the sale of other real estate owned. These increases were offset by a $24,000 decrease in occupany expense due to the closing of a branch earlier in the year, a $22,000 decrease in data processing expense, and a $16,000 decrease in other operating expense. The table below sets forth our noninterest expense for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
Salaries and related benefits	$1,065,737	$1,027,241	$38,496	3.7%
Occupancy expense, net	141,176	165,351	(24,175)	(14.6)%
Data processing	224,982	247,212	(22,230)	(9.0)%
Advertising	27,854	25,282	2,572	10.2%
FDIC insurance premiums	93,613	79,809	13,804	17.3%
Loss on sale of other real estate owned	22,213	—	22,213	n/a
Other	227,851	244,175	(16,324)	(6.7)%
Total noninterest expense	$1,803,426	$1,789,070	$14,356	0.8%

Income Tax Expense. Our provision for income taxes increased $3.3 million to a provision of $3.2 million for the three months ended September 30, 2025, from a benefit of $150,000 for the three months ended September 30, 2024 due to the recording of a $3.2 million valuation allowance against our deferred tax asset offset by a $85,000 decrease in the income tax benefit related to a reduction in the loss before provision for (benefit from) income taxes for the three months ended September 30, 2025.

During the 3rd quarter of 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets, including net operating losses for federal and state income tax purposes. A significant piece of objective negative evidence evaluated is the cumulative taxable loss incurred during the nine month period ended September 30, 2025 and during the three preceding calendar years. Such objective negative evidence limits the ability to consider other subjective evidence, such as our projections for future growth and taxable income and requires management to also consider available tax planning strategies. On the basis of this evaluation, a valuation allowance of $3.2 million has been recorded during the period ended September 30, 2025 to recognized only the portion of the deferred tax asset that is more likely than not to be realized.

Comparison of Operating Results for the Nine Months Ended September 30, 2025 and 2024

Net Income/(Loss). We recorded a net loss of $4.2 million for the nine months ended September 30, 2025, compared to a net loss of $1.2 million for the nine months ended September 30, 2024, a change of $3.0 million year-over-year. The change in year-over-year performance resulted primarily from a $868,000 increase in net interest income due to an overall increase in average earning asset balances and related yield on such assets offset by a decline of $293,000 in noninterest income, a $264,000 increase in noninterest expense, a $85,000 decline in the benefit from income taxes, a $12,000 increase in the provision for credit losses, and a $3.3 million increase in the provision for income taxes due to recording a valuation allowance as further discussed.

Interest Income. Interest income increased $1.0 million or 14.5%, to $8.2 million for the nine months ended September 30, 2025, from $7.2 million for the nine months ended September 30, 2024, due to a $1.0 million increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 32 basis points in the weighted average yield on the loan portfolio to 5.03% for the nine months ended September 30, 2025 from 4.71% for the same period in 2024 in conjunction with a $16.4 million increase in average loan balances year over year. Interest income on securities and other investments increased $8,000 to $953,000 for the nine months ended September 30, 2025 primarily due to an increase in dividends on Federal Home Loan Bank stock holdings offset by the interest income impact of a $1.6 million decline in average investment securities balances related to maturities and paydowns during the nine months ended September 30, 2025

Interest Expense. Total interest expense increased $174,000, or 3.7%, to $4.9 million for the nine months ended September 30, 2025, from $4.7 million for the nine months ended September 30, 2024. Interest expense on deposits decreased $28,000 or 0.8%, to $3.8 million for the nine months ended September 30, 2025 which is a comparable amount for the nine months ended September 30, 2024, due primarily to a increase in the weighted average rate paid on interest-bearing demand deposits of 40 basis points to 0.51% for the nine months ended September 30, 2025 from 0.11% for the nine months ended September 30, 2024 combined with an increase in the average balance of such deposits of $2.7 million related to brokered deposits utilized during the period year-over-year. This increase was offset by a decline of 23 basis points in the weighted average rate rate paid on certificates of deposit for the nine months ended September 30, 2025.

Interest expense on borrowed funds increased $202,000, or 22.6%, to $1.1 million for the nine months ended September 30, 2025, from $898,000 for the nine months ended September 30, 2024. The rate paid on borrowed funds decreased 59 basis points to 4.04% for the nine months ended September 30, 2025, from 4.63% for the nine months ended September 30, 2024 while the average balance of borrowed funds increased $10.7 million, or 22.6%, to $36.6 million for the nine months ended September 30, 2025 from $25.9 million for the nine months ended September 30, 2024. The increase in the average balance was generally related to the measured use of borrowings to offset brokered deposit outflows and to support the increase in the loan portfolio.

Net Interest Income. Net interest income increased $868,000 or 35.5%, to $3.3 million for the nine months ended September 30, 2025 from $2.4 million for the nine months ended September 30, 2024, primarily due to an increase in the interest rate spread to 1.60% for the nine months ended September 30, 2025 from 1.29% for the nine months ended September 30, 2024 and an increase in the net interest margin to 1.69% for the nine months ended September 30, 2025, from 1.32% for the nine months ended September 30, 2024. The increases in the interest rate spread and the net interest margin were primarily due to an improvement in yield on total interest-earnings assets of 31 basis points resulting from an increase of loan yield of 32 basis points to 5.03% for the nine months ended September 30, 2025 compared to 4.71% for the nine months ended September 30, 2024.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL on loans and unfunded loan commitments, a net provision of $142,000 comprising of a provision of $82,000 to the ACL on loans and a provision of $60,000 to the ACL for unfunded loan commitments was recorded for the nine months ended September 30, 2025, compared to a provision of $130,000 to the ACL on loans for the same period in 2024. No provision to the ACL for unfunded loan commitments was made for the nine months ended September 30, 2024.

Noninterest Income. Noninterest income decreased $293,000, or 20.9%, to $1.1 million for the nine months ended September 30, 2025 from $1.4 million for the nine months ended September 30, 2024. The decrease resulted primarily from a $210,000 decline in the gain on interest rate swap, a $88,000 decrease in other noninterest income related primarily to fee income on off balance sheet deposit service revenue, an $8,000 decrease in mortgage banking servicing related income, a $8,000 decline in deposit account service charges, and a $6,000 decline in interchange income. These decreases were partially offset on a comparative basis related to a $40,000 increase in the gain on sales of mortgage loans, and a $16,000 increase in bank owned life insurance income. The table below sets forth our noninterest income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
Service charges on deposit accounts	$51,784	$60,212	$(8,428)	(14.0)%
Interchange income	173,953	179,950	(5,997)	(3.3)%
Mortgage banking income	186,353	194,265	(7,912)	(4.1)%
Gain on sale of mortgage loans	204,175	163,894	40,281	24.6%
Increase in cash value of life insurance	189,806	174,248	15,558	8.9%
Gain on interest rate swap	52,326	261,691	(209,365)	100.0%
Other	253,946	371,138	(117,192)	(31.6)%
Total noninterest income	$1,112,343	$1,405,398	$(293,055)	(20.9)%

Noninterest Expense. Noninterest expense increased $264,000, or 4.9%, to $5.7 million for the nine months ended September 30, 2025 from $5.4 million for the nine months ended September 30, 2024. Salary and benefit expenses increased $181,000 due to additional salary expense and benefits including expenses related to the ESOP, data processing and information technology expense increased $36,000 due to the implementation of additional network and core processing services, and other noninterest expense increased $91,000 due in large part to additional professional, accounting and audit-related services. The increase in noninterest expense when comparing the two periods was partially offset by a $37,000 decrease in net occupancy expense for the nine months ended September 30, 2025, which resulted primarily from the closing of a branch office in the first quarter of 2025, a decrease of $21,000 due to reductions in general advertising and promotion activity, and a $7,000 decrease in FDIC insurance premiums. The table below sets forth our noninterest expense for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Change
	2025	2024	Amount	Percent
Salaries and related benefits	$3,256,220	$3,075,624	$180,596	5.9%
Occupancy expense, net	462,060	499,010	(36,950)	(7.4)%
Data processing	847,449	811,875	35,574	4.4%
Advertising	87,902	109,635	(21,733)	(19.8)%
FDIC insurance premiums	224,149	231,292	(7,143)	(3.1)%
Loss on sale of other real estate owned	22,213	—	22,213	n/a
Other	769,349	678,266	91,083	13.4%
Total noninterest expense	$5,669,342	$5,405,702	$263,640	4.9%

Income Tax Expense. Our provision for income taxes increased $3.3 million to a provision of $2.8 million for the nine months ended September 30, 2025, from a benefit of $512,000 for the nine months ended September 30, 2024 due to the recording of a $3.2 million valuation allowance against our deferred tax asset.

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

The following table sets forth, as of September 30, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At September 30, 2025
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$4,855	0.50%
200	4,850	0.39%
100	4,845	0.29%
Level	4,831	—%
(100)	4,860	0.60%
(200)	4,913	1.70%
(300)	4,952	2.50%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2025, we would have experienced a 0.39% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 1.70% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of September 30, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At September 30, 2025
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$12,976	$(5,958)	(31.47)%
200	14,822	(4,112)	(21.72)%
100	16,827	(2,107)	(11.13)%
Level	18,934	n/a	—%
(100)	21,193	2,259	11.93%
(200)	23,484	4,550	24.03%
(300)	25,333	6,399	33.80%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The table above indicates that at September 30, 2025, we would have experienced a 21.72% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 24.03% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates. The change in EVE that we would experience in the event of an instantaneous parallel 200 basis point increase and decrease in market interest rates is outside of the limits set forth in the Bank’s asset/liability management policy. While the Bank has developed policies and procedures that it believes will help reduce its interest rate exposure, any targeted improvement is expected to be realized gradually given the constraints imposed by the Bank’s current balance sheet composition and capital structure as well as regulatory requirements.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At September 30, 2025, we had outstanding advances of $44.8 million from the FHLB. At September 30, 2025, we had unused borrowing capacity of $30.2 million from the FHLB. At September 30, 2025, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at September 30, 2025 we had a $6.0 million line of credit with a correspondent bank. We have not drawn against the Discount Window or the line of credit.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this filing.

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

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6.0% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At September 30, 2025 and December 31, 2024, we had a net worth ratio of 4.60% and 5.67%, respectively.

At September 30, 2025 and December 31, 2024, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. However, we operate under an MOU with the Department and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital and total risk-based capital ratio levels above that which are required under federal regulatory capital regulations and a net worth ratio (as defined under Wisconsin law) of 6.0%. At September 30, 2025, we had Tier 1 capital equal to 6.0% of total average assets, total risk-based capital equal to 11.1% of risk-weighted assets and a net worth ratio of 4.60%. At December 31, 2024, we had Tier 1 capital equal to 6.9% of total average assets, total risk-based capital equal to 12.5% of risk-weighted assets and a net worth ratio of 5.67%. Our net worth ratio for purposes of compliance with Wisconsin law is calculated differently from the federal regulatory capital regulations in that it reflects the impact of the Bank’s unallocated general loan loss reserves. The Bank’s unallocated general loan loss reserves do not impact the calculation of the federal regulatory capital ratios.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2025, we had outstanding commitments to extend credit of $30.2 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2025 totaled $84.7 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on a quarterly basis. Our losses related to the unfunded commitments as of September 30, 2025 were estimated to be $142,000. We have provisioned for this exposure and recorded a reserve of $142,000 as of September 30, 2025.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2025. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2025, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2025, (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2025, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2025, and (vi) Notes to Consolidated Financial Statements for the three and nine months ended September 30, 2025.

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

EWSB BANCORP, INC.

Date: November 14, 2025	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer