Form 10-K
period 2025-12-31
EWSB Bancorp, Inc. /MD/
filed 2026-03-25
CIK 2013792

an

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period Ended December 31, 2025

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates on June 30, 2025 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $4.7 million. Shares of Common Stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 25, 2026, the Registrant had 752,538 shares of common stock, par value $0.01 per share issued and outstanding.

Documents Incorporated by Reference

1. Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders (Part III).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our vulnerability to interest rates;
●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to comply with the confidential memorandum of understanding (“MOU”) with the Wisconsin Department of Financial Institutions (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”);
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;

●	fluctuations in real estate values and residential real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to execute on our business strategies, including increasing our loan originations;
●	competition among depository and other financial institutions;
●	adverse changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive to implement than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) or the Public Company Accounting Oversight Board;
●	the effects of a Federal government shutdown;
●	the ability of the U.S. Government to manage federal debt limits;
●	the imposition of tariffs or other domestic or international governmental policies and any retaliatory responses;
●	the impact of any federal government shutdown;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

BUSINESS OF EWSB BANCORP, INC.

EWSB Bancorp, Inc. (the “Company”) is a Maryland corporation and owns 100% of the outstanding common stock of East Wisconsin Savings Bank (the “Bank”). On September 20, 2024, we completed our initial public offering of common stock in connection with the conversion of MHC from the mutual holding company to the stock holding company form of organization. The Company sold 752,538 shares of common stock at $10.00 per share in its subscription offering for gross proceeds of approximately $7.5 million. The Company conducts its operations primarily through the Bank. At December 31, 2025, we had consolidated assets of $271.0 million, consolidated deposits of $217.3 million and consolidated stockholders equity of $13.2 million.

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

BUSINESS OF EAST WISCONSIN SAVINGS BANK

General

Organized in 1887, the Bank is a Wisconsin-chartered stock savings bank that operates through its headquarters in Kaukauna and branches in Appleton, Freedom, and Kimberly, Wisconsin.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with funds generated from operations, primarily in one- to four-family residential real estate loans, as well as marine and recreational vehicle loans, home equity loans and lines of credit, and other consumer loans. To a lesser extent, we originate commercial real estate, multifamily, construction and commercial loans. At December 31, 2025, $129.7 million, or 68.0%, of our total loan portfolio was comprised of one- to four-family residential real estate loans, $30.2 million, or 15.9%, of our total loan portfolio was comprised of marine and recreational vehicle loans, $12.2 million, or 6.4% of our total loan portfolio was comprised of construction loans, $8.9 million, or 4.6%, of our total loan portfolio was comprised of home equity loans and lines of credit, $3.5 million, or 1.8% of our total loan portfolio was comprised of commercial loans, $3.2 million, or 1.7%, of our total loan portfolio was comprised of other consumer loans and $3.0 million, or 1.6% of our total loan portfolio was comprised of multi-family and commercial real estate loans. We also invest in securities, consisting primarily of U.S. Treasury and federal agency securities, including agency mortgage-backed securities, securities issued by state and political subdivisions and corporate bonds. We offer a variety of deposit accounts, including certificates of deposit, money market accounts, savings accounts and interest-bearing and noninterest-bearing demand accounts. We historically have utilized advances from the Federal Home Loan Bank to assist in funding our operations and we had $38.4 million of FHLB advances at December 31, 2025.

The Bank is subject to comprehensive regulation and examination by the Department and the FDIC. Our website address is www.eastwis.com. Information on our website is not considered a part of this document.

Market Area

We conduct our operations from our headquarters and three branch offices, all of which are located in Outagamie County, Wisconsin. We consider our primary lending market area to be Outagamie County, Wisconsin, and its adjoining counties.

The economy in our primary market area has benefited from being varied and diverse, with a broad economic base with underlying support from the presence of diverse manufacturing and medical technology institutions.

Competition

We face competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from savings institutions, mortgage banking firms, consumer finance companies, financial technology or “fintech” companies and credit unions and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. Based on FDIC data at June 30, 2025 (the latest date for which information is available), we had 5.2% of the FDIC-insured deposit market share in Outagamie County, making us the eighth largest out of 19 banks operating in the county.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated. We had no loans held for sale, at December 31, 2025 or December 31, 2024.

	At December 31,
	2025		2024
	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate
One to four family residential	$129,673	68.0%	$130,077	69.3%
Home equity	1,975	1.0%	2,241	1.2%
Equity line of credit	6,930	3.6%	5,824	3.1%
Construction	12,175	6.4%	6,755	3.6%
Multi-family	1,068	0.6%	1,271	0.7%
Commercial	1,937	1.0%	2,588	1.4%
Commercial installment	3,506	1.8%	3,514	1.9%
Consumer
Marine and recreational	30,243	15.9%	31,150	17.5%
Other consumer	3,207	1.7%	4,212	2.2%
Subtotal	$190,714	100.0%	$187,632	100.0%

Allowance for credit losses	(1,143)		(1,126)
Unearned loan fees	(156)		(151)
Loans, net	$189,415		$186,355

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2025. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The tables present contractual maturities and do not reflect repricing or the effect of prepayments. Actual maturities may differ.

	One- to		Equity line of
	four-family	Home equity	credit	Construction	Multifamily

	(In thousands)
Amounts due in:
One year or less	$31	$—	$1,172	$291	$—
After one through five years	5,591	179	225	—	107
After five through 15 years	30,921	1,721	5,533	1,062	760
More than 15 years	93,130	75	—	10,822	201
Total	$129,673	$1,975	$6,930	$12,175	$1,068

			Marine and
	Commercial		recreational
	real estate	Commercial	vehicle	Other consumer	Totals

	(In thousands)
Amounts due in:
One year or less	$54	$—	$6	$59	$1,613
After one through five years	—	1,832	1,799	2,580	12,313
After five through 15 years	192	1,674	28,438	568	70,869
More than 15 years	1,691	—	—	—	105,919
Total	$1,937	$3,506	$30,243	$3,207	$190,714

The following table sets forth our fixed and adjustable-rate loans at December 31, 2025 that are contractually due after December 31, 2026.

	Due After December 31, 2026
	Fixed	Adjustable	Total

	(In thousands)
Real estate:
One- to four-family	$53,988	$75,654	$129,642
Home equity	1,975	—	1,975
Equity line of credit	—	5,758	5,758
Construction	11,884	—	11,884
Multifamily	107	961	1,068
Other commercial real estate	1,244	639	1,883
Commercial	3,506	—	3,506
Consumer installment:
Marine and recreational vehicle	30,237	—	30,237
Other consumer	3,148	—	3,148
Total	$106,089	$83,012	$189,101

One- to Four-Family Residential Real Estate Lending. The primary focuses of our lending has long been the origination of long-term loans secured by mortgages on primarily owner-occupied, one- to four-family residences. At December 31, 2025, $129.7 million, or 68.0%, of our total loan portfolio, consisted of one- to four-family residential real estate loans. The vast majority of the one- to four-family residential real estate loans that we originate are secured by properties located in our primary market area. See “Originations, Sales and Purchases of Loans.” At December 31, 2025, $13.6 million, or 11.9% of residential mortgage loans, were secured by non-owner occupied properties. At December 31, 2025, our largest residential mortgage loan had an outstanding balance of $1.3 million and was performing according to its original terms. The average principal loan balance of our one- to four-family residential real estate loans was $147,851 at December 31, 2025.

Our one- to four-family residential real estate loans are generally underwritten to secondary market guidelines. We currently sell a significant majority of the fixed-rate one- to four-family residential real estate loans that we originate on a servicing retained basis while retaining shorter term fixed-rate and adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. See “Originations, Sales and Purchases of Loans.” We generally limit the loan-to-value ratios of our one- to four-family residential real estate loans to 80% of the appraised value, purchase price or cost, whichever is lowest. In addition, we may make one- to four-family residential real estate loans with loan-to-value ratios in excess of 80% of the appraised value, purchase price or cost, whichever is less, where the borrower obtains private mortgage insurance. We also originate certain non-conforming loans in excess of limits established by the Federal Housing Finance Agency, which are referred to as “jumbo loans.” We generally underwrite jumbo loans in a manner similar to conforming loans and at December 31, 2025, approximately 1.6% of our one- to four-family residential real estate loans were jumbo loans with an average balance of less than $540,000.

Our fixed- and adjustable-rate one- to four-family residential real estate loans are originated with terms of up to 30 years, though one- to four-family residential real estate loans often remain outstanding for shorter periods than their contractual terms because borrowers have the right to refinance or prepay their loans. At December 31, 2025, $75.6 million, or 46.7%, of our one- to four-family residential real estate loans were adjustable-rate loans.

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

A subset of our one to four-family residential real estate operation is our construction lending, primarily to owner occupied consumer borrowers. At December 31, 2025, we had $12.2 million in construction loans. Our construction loans are primarily secured by properties in our market area. Our construction loans are fixed-rate interest-only loans that provide for the payment of interest during construction phase. At the end of the construction phase, the loan may convert to a permanent mortgage loan or may be paid in full. These loans are underwritten to our normal residential real estate underwriting procedures. At December 31, 2025, or largest outstanding construction loan was for $1.7 million of which $1.2 million was outstanding. The loan was performing according to its contractual terms at December 31, 2025.

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

Marine and Recreational Vehicle Lending. At December 31, 2025, we had $30.2 million, or 15.9%, of our total loans in marine and recreational vehicle loans. Marine and recreational vehicle loans are typically made through a long-standing broker relationship and are primarily secured by boats and motor homes purchased in the upper Midwest of the United States. These loans typically have a maximum loan term of 15 years and are made at a fixed rate. For each marine or recreational vehicle loan arranged through our broker relationship, we generally pay the broker a commission based on the size of the loan. Marine and recreational vehicle loans are generally limited to no more than 120% of invoice for new and 100% of National Automobile Dealers Association Marine Appraisal Guide used price plus taxes and fees. Marine and recreational vehicle borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow. Marine and recreational vehicle lending supports our ALCO management as such loans generally have shorter terms and higher rates than fixed-rate residential loans.

Home Equity Loans and Lines of Credit. In addition to one- to four-family residential real estate loans, we offer home equity loans and lines of credit that are secured by the borrower’s primary or secondary residence. At December 31, 2025, we had $8.9 million, or 4.6%, of our total loan portfolio in home equity loans and lines of credit.

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

Other Consumer Loans. We originate limited amounts of other consumer loans. At December 31, 2025, our portfolio of other consumer loans totaled $3.2 million, or 1.7% of our total loan portfolio. The other consumer loans that we originate generally consist of loans secured by automobiles, deposits and miscellaneous other types of installment loans including a limited amount of unsecured personal loans.

Commercial. At December 31, 2025, commercial loans were $3.5 million, or 1.8% of total loans. Our commercial loans include both term loans and lines of credit made with either fixed or adjustable interest rates. Almost the entire portfolio is comprised of loans originated and serviced by a national broker specializing in the professional and healthcare industries. All loans purchased are fully reviewed and underwritten pursuant to our policies and procedures.

Multifamily Lending and Other Commercial Real Estate. Our commercial real estate and multifamily loans are secured primarily by owner-occupied commercial properties, multifamily properties and retail or mixed use properties, almost all of which are located in our Outagamie County lending market and the surrounding area. At December 31, 2025, we had $3.0 million in the aggregate in multifamily loans and other commercial real estate, representing 1.6% of our total loan portfolio.

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

At December 31, 2025, neither our largest multifamily loans-to-one borrower nor our largest other commercial real estate loans-to-one borrower was at or exceeding $1.6 million.

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

Consumer Loans. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly, or for which there is a limited re-sale market. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and a small remaining deficiency often does not warrant further substantial collection efforts against the borrower. Consumer loan collections depend on the borrower’s continuing financial stability and therefore are likely to be adversely affected by various factors, including job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

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

If we foreclose on a multifamily or commercial real estate loan, the marketing and liquidation period to convert the real estate asset to cash can be lengthy with substantial holding costs. In addition, vacancies, deferred maintenance, repairs and market stigma can result in prospective buyers expecting sale price concessions to offset their real or perceived economic losses for the time it takes them to return the property to profitability. Depending on the individual circumstances, initial charge-offs and subsequent losses on commercial real estate loans can be unpredictable and substantial. As of December 31, 2025, we held no “other real estate owned” as a result of foreclosures (or the acceptance of a deed in lieu of foreclosure).

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

In addition, we have sold loans to the FHLB pursuant to the Mortgage Partnership Finance program consisting of long-term, fixed-rate single-family residential loans originated which have interest rates below certain levels established by the board of directors. Such sales provide for a limited amount of recourse. At December 31, 2025, the outstanding balance of our loans subject to recourse was approximately $34.4 million with a remaining credit obligation balance of approximately $993,000.

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

We occasionally purchase loan participations in commercial loans originated by another local financial institution acting as the lead lender. In these circumstances, we follow our customary loan underwriting and approval policies. At December 31, 2025, the outstanding balances of our loan participations where we are not the lead lender totaled $2.5 million, or 1.31% of our loan portfolio. All such loans were performing in accordance with their original repayment terms. Historically, we have not purchased whole loans.

Loan Approval Procedures, Loans to One Borrower Limit and Lending Authority

Pursuant to applicable Wisconsin law, the aggregate amount of loans that we are permitted to make to any one borrower or a group of related borrowers is generally limited to 20% of our capital (25% if the amount in excess of 20%

is secured by “readily marketable collateral”). At December 31, 2025, based on the 20% limitation, our loans-to-one-borrower limit was approximately $3.7 million.

At December 31, 2025, our general internal limit on an aggregate loan relationship-to-one borrower (and related entities) was also 20% of our capital. At December 31, 2025, our largest loan relationship with one borrower was 6 loans aggregating to $1.9 million, which were secured by apartment buildings with four or less units that are located in Outagamie County. All of the loans were performing in accordance with their contractual terms on that date.

As a result of the offering, our loans-to-one borrower limit increased on a dollar basis and, consistent with our strategy to grow segments of our loan portfolio, we may originate and retain in our portfolio larger loan relationships, while also remaining diversified with smaller and mid-sized relationships as well.

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

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned. The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for credit losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell. At December 31, 2025, we had no real estate owned.

We may modify the contractual terms of a loan to a borrower experiencing financial difficulties as a way to mitigate loss, proactively work with borrowers in financial difficulty, or to comply with regulations regarding the treatment of certain bankruptcy filing and discharge situations. A borrower is considered to be experiencing financial difficulty when there is significant doubt about the borrower’s ability to make required payments on the debt or to get equivalent financing from another creditor at a market rate for similar debt. A loan placed on nonaccrual because the borrower is experiencing financial difficulty may be returned to accrual status when all contractually due interest and principal has been paid and the borrower demonstrates the financial capacity to continue to pay as agreed, with the risk of loss diminished. We had no loans classified as modifications to borrowers experiencing financial difficulty as of December 31, 2025 and December 31, 2024.

Delinquent Loans. The following table sets forth our loan delinquencies (including non-accrual loans) by type and amount at the dates indicated.

	At December 31,
	2025			2024
			90 Days			90 Days
	30-59	60-89	or	30-59	60-89	or
	Days	Days	More	Days	Days	More
	Past	Past	Past	Past	Past	Past
	Due	Due	Due	Due	Due	Due

	(In thousands)
One- to four-family	$1,019	$80	$295	$1,551	$190	$305
Home equity	—	—	—	—	—	—
Equity line of credit	—	—	—	—	—	—
Construction	—	—	—	1	—	—
Marine and recreational vehicle	134	95	—	—	—	—
Other consumer	—	—	7	128	6	12
Total	$1,153	$175	$302	$1,680	$196	$317

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

	At December 31,
	2025	2024

	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$295	$—
Other consumer	7	12
Total accruing loans past due 90 days or more	—	305
Total non-performing loans	$302	$317
Foreclosed assets	$—	$—
Total non-performing assets	$302	$317
Total accruing troubled debt restructured loans	$—	$—
Total non-performing loans to total loans	0.16%	0.17%
Total non-accrual loans to total loans	0.16%	0.01%
Total non-performing assets to total assets	0.11%	0.12%

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

The table below sets forth our classified loans at the dates indicated. We did not have any “special mention” loans at the dates indicated.

At December 31,
	2025	2024

(In thousands)
Substandard assets	$—	$—
Doubtful assets	—	—
Loss assets	—	—
Total classified loans	$—	$—

Other Loans of Concern. At December 31, 2025 there were no other loans of concern for which we had information about possible credit problems of borrowers that caused us to have serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Provision for Credit Losses. We maintain an allowance for credit losses (“ACL”) at a level we believe is adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms in accordance with applicable accounting standards. The level of the ACL is inherently subjective and is influenced by various factors, many of which are beyond our control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with management’s economic forecast period, such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors.

Our allowance for credit losses was $1.1 million at December 31, 2025 compared to $1.1 million at December 31, 2024. The ratio of our allowance for credit losses to total loans was 0.60% at December 31, 2025 and 0.60% at December 31, 2024, while the allowance for credit losses to non-performing loans is 378.5% on December 31, 2025 and considered to be insignificant and not measurable at December 31, 2024.

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

The following table sets forth activity in our allowance for credit losses for the periods indicated.

	At or For the Year Ended
	December 31,
	2025	2024

	(Dollars in thousands)
Allowance for credit losses at beginning of period	$1,126		$1,057
Provision for credit losses	82	—	85
Charge-offs:
One- to four-family	1		—
Marine and recreational	79		10
Other consumer	—		12
Total charge-offs	80		22

Recoveries:
Marine and recreational	15		—
Other consumer	—		6
Total recoveries	15		6

Net recoveries (charge-offs)	(65)		(16)

Allowance at end of period	$1,143		$1,126

Allowance for credit losses to total loans outstanding at end of period	0.60%		0.60%
Non-accrual loans to total loans outstanding at end of period	0.16%		0.01%
Allowance for credit losses to non-accrual loans at end of period	378.48%		NM	%
Net recoveries (charge-offs) to average loans outstanding during period	NM %		NM	%

NM - Not Meaningful

The following table sets forth additional information with respect to net charge-offs by category for the periods indicated.

	For the Year Ended
	December 31,
	2025	2024
Net recoveries (charge-offs) to average loans outstanding during the period:
One- to four-family	—%	—%
Marine and recreational vehicle	(0.21)%	(0.03)%
Other consumer	—%	(0.17)%

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

	At December 31,
	2025			2024
			Percent of			Percent of
		Percent of	Loans in		Percent of	Loans in
		Allowance	Category		Allowance	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

	(Dollars in thousands)
Residential real estate:
One- to four-family	$601	52.61%	67.98%	$640	56.81%	69.33%
Home equity	9	0.80%	1.04%	11	0.98%	1.19%
Equity line of credit	32	2.81%	3.63%	29	2.54%	3.10%
Construction	137	11.97%	6.38%	73	6.52%	3.60%
Multifamily	5	0.43%	0.56%	6	0.56%	0.68%
Commercial	20	1.72%	1.02%	30	2.66%	1.38%
Commercial	36	3.13%	1.84%	43	3.79%	1.87%
Consumer installment:
Marine and recreational vehicle	277	24.28%	15.86%	259	23.03%	16.60%
Other consumer	26	2.24%	1.69%	35	3.11%	2.25%
Total allowance for credit losses	$1,143	100.00%	100.00%	$1,126	100.00%	100.00%

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

At December 31, 2025 we had $58.7 million of investment securities (both held-to-maturity and available-for-sale), representing 21.7% of our total assets, and our investment portfolio consisted primarily of U.S. Treasury and federal agency securities, government-sponsored residential mortgage-backed securities (which includes collateralized mortgage obligations) and corporate bonds. In addition, at December 31, 2025, we owned $2.8 million of FHLB stock. As a member of the FHLB, we are required to purchase stock in the FHLB, which stock is carried at cost and classified as restricted equity securities.

As of December 31, 2025, a portion of our investment portfolio was classified as held-to-maturity. These securities are carried at amortized cost net of any remaining unrealized gains or losses on them at the time the securities were classified as held-to-maturity. The following table sets forth the maturities and weighted average yields of these debt securities not carried at fair value through earnings as of December 31, 2025.

			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years
		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
December 31, 2025

Held-to-maturity:
U.S. government sponsored agencies	$1,226,307	0.59%	$14,248,898	1.17%	$11,309,706	1.96%	$847,867	2.36%
U.S. Treasury securities	$6,671,341	0.86%	$2,127,638	0.57%	$—	—%	$—	—%

For additional information regarding our investment securities portfolio, see Note 2 to the notes to our consolidated financial statements.

Sources of Funds

General. Deposits are our primary source of funds for use in lending and investment activities. We also use borrowings to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Our inability to generate core deposits may cause us to rely more heavily on wholesale funding strategies for funding and liquidity needs, which could have an adverse effect on our net interest margin and profitability.

Time with other financial institutions. At December 31, 2025, we had $4.5 million in time deposits with other financial institutions. Of this amount, $3.5 million will mature in 2026 providing an additional source of on balance sheet liquidity during the upcoming year.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including noninterest-bearing and interest-bearing demand accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have the authority to accept brokered deposits but do not hold such deposits at December 31, 2025.

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

The following table sets forth the distribution of total deposits, by account type, at the dates indicated.

	At December 31,
	2025			2024
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate

	(Dollars in thousands)
Noninterest-bearing demand	$7,696	3.54%	—%	$9,462	4.09%	—%
Interest bearing demand	28,928	13.32%	0.42%	40,044	17.30%	0.19%
Savings	29,594	13.62%	0.06%	28,886	12.48%	0.05%
Money market	38,912	17.91%	0.75%	42,827	18.50%	0.69%
Certificates of deposit	112,121	51.61%	4.03%	110,300	47.64%	4.37%
Total	$217,251	100.00%	2.30%	$231,519	100.00%	2.38%

As of December 31, 2025 and December 31, 2024, the aggregate amount of total uninsured deposits (deposits in amounts greater than or equal to $250,000, which is the maximum amount for federal deposit insurance) was $32.5 million and $37.4 million, respectively. In addition, uninsured certificates of deposit totaled $17.9 million and $18.8 million as of December 31, 2025 and December 31, 2024, respectively. We have no deposits that are uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table sets forth, by time remaining until maturity, the portions of our certificates of deposit that are in excess of the FDIC insurance limit at December 31, 2025.

December 31, 2025
(In thousands)
Maturity period:
Three months or less	$2,370
Over three to six months	5,000
Over six to twelve months	6,367
Over twelve months	4,129
Total	$17,866

Borrowing Capacity. As a member of the FHLB, the Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to creditworthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities. At December 31, 2025, we had the ability to borrow an additional $26.9 million from the FHLB, subject to certain collateral requirements and had advances of $38.4 million at such date.

Additionally, at December 31, 2025 we had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at December 31, 2025 we had an unsecured $6.0 million federal funds line of credit with a correspondent bank. We have not drawn against the Discount Window or the federal funds line of credit.

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

Employee retention helps us operate efficiently and achieve our business objectives. We believe actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. At December 31, 2025, 65% of our current staff had been with us for five years or more.

As of December 31, 2025, we had 39 full-time employees and 1 part-time employee. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

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

Capitalization

Wisconsin Law and Regulations. Wisconsin savings banks are required to maintain a minimum capital to total assets ratio of 6% and must maintain total capital necessary to ensure the continuation of insurance of deposit accounts by the FDIC. If the Department determines that the financial condition, history, management or earning prospects of a savings bank are not adequate, the Department may require a higher minimum capital level for the savings bank. If a Wisconsin savings bank’s capital ratio falls below the required level, the Department may direct the savings bank to adhere to a specific written plan established by the Department to correct the savings bank’s capital deficiency, as well as a number of other restrictions on the savings bank’s operations, including a prohibition on the payment of dividends. At December 31, 2025, the Bank’s capital to assets ratio, as calculated under Wisconsin law, was 4.9% and thus the Bank was not in compliance with this requirement. See “—Informal Agreements with Regulators.”

Federal Law and Regulation. Federal regulations require FDIC insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-

based assets ratio of 6.0%, a total capital to risk-based assets of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). The Bank exercised its AOCI opt-out election. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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

At December 31, 2025, the Bank’s capital levels exceeded the levels required to be technically considered “well-capitalized” with a common equity Tier 1 capital ratio of 10.8%, Tier 1 leverage ratio of 6.1%, a Tier 1 risk-based capital ratio of 10.8% and a total risk-based capital ratio of 11.6%.

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

Liquidity and Reserves

Wisconsin Law and Regulations. Under Department regulations, all Wisconsin savings banks are required to maintain a certain amount of their assets as liquid assets, consisting of cash and certain types of investments. The exact amount of assets a savings bank is required to maintain as liquid assets is set by the Department, but generally ranges from 4% to 15% of the savings bank’s average daily balance of net withdrawable accounts plus short-term borrowings (the “Required Liquidity Ratio”). At December 31, 2025, the Bank was in compliance with this requirement. In addition, 50% of the liquid assets maintained by a Wisconsin savings bank must consist of “primary liquid assets,” which are defined to include securities issued by the United States Government, United States Government agencies, or the state of Wisconsin or a subdivision thereof, and cash. At December 31, 2025, the Bank was in compliance with this requirement.

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

The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in specified amounts. The Bank is in compliance with this requirement with an investment in FHLB stock of $2.8 million at December 31, 2025.

Among other benefits, the Federal Home Loan Banks provide a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes advances to members in accordance with policies and procedures established by the Federal Housing Finance Agency and the board of directors of the FHLB. At December 31, 2025, the Bank had $38.4 million in advances from the FHLB.

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

The Bank has developed and adopted strategic and other plans and has adopted and submitted to the FDIC and Department a capital plan in accordance with the MOU and will operate within the parameters of such plans. Any material deviations from such plans will require prior regulatory approval. The Bank has also engaged an auditor to implement an audit program for information technology and engaged service providers to assist in testing operating contingencies. With regard to interest rate risk, the Bank has revamped its interest rate risk management processes and procedures with enhanced education and training.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry net operating losses forward indefinitely. At December 31, 2025, the Bank has a net operating loss carry-forward of $11.4 million.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which it is carried and is used to offset any capital gains. Any undeducted loss remaining after the five-year carryover period is not deductible. At December 31, 2025, the Bank had no capital loss carryovers.

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

In general, Wisconsin net business losses may be carried forward to the succeeding 20 taxable years. However, losses originated in taxable years beginning before 2009 may be carried forward to tax years beginning before 2042. At December 31, 2025, the Bank had approximately $9.0 million of Wisconsin net business loss carry-forwards.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

Risk Management and Strategy. Our risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our fully managed IT partner, Entrusted Technology Solutions, along with the IT Manager are primarily responsible for this cybersecurity component and the IT Manager is a key member of the risk management organization, reporting directly to the President and Chief Executive Officer, as discussed below, periodically to our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our system or information.  The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards.  In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence fees to facilitate and promote program effectiveness.  Our IT Manager reports directly to our Chief Executive Officer, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices.  The information security program is reviewed by such personnel with the goal of addressing changing threats and conditions.

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

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the appropriate Board-approved management committees, as discussed further below, and to the board of directors.  The Incident Response Plan is coordinated through the IT Manager and the Risk Management Committee. Key members of management are embedded into the Plan by its design.  The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe.  Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, risks from cybersecurity threats have not materially affected our company.

Governance. Our fully managed IT partner, along with the IT Manager, are accountable for managing our enterprise information security function and delivering our information security program. The responsibilities of this position include cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience. The foregoing responsibilities are covered on a day-to-day basis by a first line of defense function, and our second line of defense function, including the Risk Committee, provides guidance, oversight, monitoring and challenge of the first line’s activities.  The second line of defense function is separated from the first line of defense function through organizational structure and ultimately reports directly to the board of directors. The function, as a whole, consists of information security professionals with varying degrees of education and experience. Individuals responsible, including third-party vendors, are generally subject to professional education and certification requirements.

The board of directors is responsible for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks.  Our IT Manager, with input from the fully managed IT partner, provide bi-monthly reports to the Risk Management Committee and ultimately to the board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The board of directors’ reviews and approves our information security policy, IT risk assessment, technology budgets and strategies annually.

Item 2. Properties

We conduct our business through our headquarters in Kaukauna and branches in Appleton, Freedom, and Kimberly, Wisconsin. We own all four of our offices. At December 31, 2025 the total net book value of our land, buildings, leasehold improvements, furniture, fixtures and equipment was $2.4 million.

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

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for EWSB Bancorp’s Common Stock

EWSB Bancorp’s common stock is quoted on the OTCQB Market under the trading symbol “EWSB.” Trading in the Company’s common stock commenced on September 24, 2024. As of March 24, 2025, there were 752,538 shares of the Company’s common stock issued and outstanding, and approximately 157 stockholders of record. Certain shares of EWSB Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

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

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2025. Under current Federal Reserve Board regulations, the Company may not repurchase shares of its common stock during the first year following the Company’s initial public offering, except to fund shareholder-approved equity benefit plans or, with prior regulatory approval, when extraordinary circumstances exist.

There were no sales of unregistered equity securities during the year ended December 31, 2025.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company,” we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, our consolidated financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Credit Losses on Loans. The allowance for credit losses (“ACL”) is an estimate of expected credit losses on the loans held for investment, and unfunded loan commitments. The ACL is calculated according to GAAP standards and is maintained by management at a level believed adequate to absorb estimated credit losses that are expected to occur within the existing loan portfolio through their contractual terms. The ACL is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. The determination of our allowance for credit losses is considered a critical accounting estimate by management because of the high degree of judgment involved in determining qualitative loss factors, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes to the amount of the recorded allowance for credit losses. While management utilizes its best judgment and information available, the ultimate adequacy of the ACL is dependent upon a variety of factors beyond the Company’s direct control, including, but not limited to, the performance of the loan portfolio, consideration of current economic trends, changes in interest rates and property values, estimated losses on pools of homogeneous loans based on an analysis that uses historical loss experience for prior periods that are determined to have like characteristics with the current period such as pre-recessionary, recessionary, or recovery periods, portfolio growth and concentration risk, management and staffing changes, the interpretation of loan risk classifications by regulatory authorities and other credit market factors. While each component of the ACL is determined separately, the entire balance is available for the entire loan portfolio.

The ACL methodology consists of measuring loans on a collective (pool) basis when similar risk characteristics exist. The Company has identified three loan portfolios and measures the ACL using the Scaled CECL Allowance for Losses Estimator (“SCALE”) method. The loan portfolios are real estate; commercial installment; and consumer. The SCALE method uses publicly available data from call reports to derive the initial proxy expected lifetime loss rates. This proxy expected lifetime loss rates are then adjusted for bank-specific facts and circumstances to arrive at the final ACL estimate that adequately reflects the Company’s loss history and credit risk within our portfolio.

The qualitative factors considered for each loan portfolio consist of the impact of other internal and external qualitative and credit market factors as assessed by management through a detailed loan review, ACL analysis and credit discussions. These internal and external qualitative and credit market factors include:

•	changes in lending policies and procedures, including changes in underwriting standards and collections, charge-offs and recovery practices;
•	changes in international, national, regionally and local conditions (specific factors which impact portfolios or discrepancies with national economic factors which are utilized within the economic forecast);

•	changes in the experience, depth and ability of lending management;
•	changes in the volume and severity of past due loans and other similar loan conditions;
•	changes in the nature and volume of the loan portfolio and terms of loans;
•	the existence and effect of any concentrations of credit and changes in the levels of such concentrations;
•	effects of other external factors, such as competition, legal or regulatory factors, on the level of estimated credit losses;
•	changes in the quality of our loan review functions; and
•	changes in the value of underlying collateral for collateral dependent loans.

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

Our ACL methodology is intended to reflect all loan portfolio risk, but management recognizes the inability to accurately depict all future credit losses in a current ACL estimate, as the impact of various factors cannot be fully known. Accrued interest receivable on loans is excluded from the amortized cost basis of financing receivables for the purpose of determining the allowance for credit losses.

Income Taxes. Deferred tax assets and liabilities have been determined using the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the current enacted tax rates, which will be in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Provision (benefit) for deferred taxes is the result of changes in the deferred tax assets and liabilities.

The Company may also recognize a liability for unrecognized tax benefits from uncertain tax positions. Unrecognized tax benefits represent the differences between a tax position taken or expected to be taken in a tax return and the benefit recognized and measured in the financial statements. Interest and penalties related to unrecognized tax benefits are classified as income taxes.

Debt Securities. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss, net of tax. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives or earliest call date of the debt securities, as applicable. Gains and losses on the sales of debt securities are recorded on the trade date and determined using the specific-identification method.

For held-to-maturity debt securities in an unrealized loss position, the Company evaluates the securities individually to determine whether the decline in fair value below amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

In evaluating securities held-to-maturity for potential impairment, the Company considers many factors, including the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and its ability and intent to hold the security for a period of time sufficient for a recovery in value. The Company also considers the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies.

Accrued interest receivable on securities held-to-maturity is excluded from the amortized cost basis of those securities for the purpose of determining the allowance for credit losses.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will sell, the security before recovery of its amortized cost basis. If either of the aforementioned criteria exists, the Company will record an ACL related to securities available-for-sale with an offsetting entry to the provision for credit losses on securities on the statements of income. If neither of these criteria exists, the Company will evaluate the securities individually to determine whether the decline in the fair value below the amortized cost basis (impairment) is due to credit-related factors or noncredit-related factors, such as market interest rate fluctuations.

In evaluating securities available-for sale for potential impairment, the Company considers many factors, including the financial condition and near-term prospects of the issuer, which for debt securities considers external credit ratings and recent downgrades; and its ability and intent to hold the security for a period of time sufficient for a recovery in value. The Company also considers the extent to which the securities are issued by the federal government or its agencies, and any guarantee of issued amounts by those agencies. The amount of the impairment related to other factors is recognized in other comprehensive income (loss).

Accrued interest receivable on securities available-for-sale is excluded from the amortized cost basis of those securities for the purpose of determining the allowance for credit losses.

Through December 31, 2025, declines in fair value of debt securities that are deemed to be other than temporary, if applicable, are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumption affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets decreased $2.3 million, or 0.9%, to $271.0 million at December 31, 2025 from $273.3 million at December 31, 2024. The change was primarily the result of a $3.6 million decrease in our net deferred tax asset and $3.1 million decrease in total investment securities, offset by a $3.1 million increase in portfolio loans and a $879,000 increase in Federal Home Loan Bank stock.

Cash and Cash Equivalents and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions increased $85,000, or 1.5% to $5.8 million at December 31, 2025 from $5.7 million at December 31, 2024. Positive cash flow from investing activities was $1.9 million was which was offset by a $1.7 million decrease in cash flow from operating activities and a $105,000 decrease in cash flow from financing activities.

Securities Available-for-Sale. Securities available-for-sale decreased $517,000 or 2.3%, to $22.3 million at December 31, 2025 from $22.8 million at December 31, 2024. The decrease was primarily due to principal paydowns of $1.9 million on mortgage-backed securities and other security maturities. The unrealized loss of the portfolio declined $1.3 million to $2.6 million on December 31, 2025 compared to $3.9 million on December 31, 2024 due to a decline in interest rates. The proceeds from principal paydowns and security maturities are utilized to manage liquidity and support loan growth.

Securities Held-to-Maturity. Securities held-to-maturity decreased $2.6 million or 6.6%, to $36.4 million at December 31, 2025 from $39.0 million at December 31, 2024. The decrease in securities held-to-maturity was due to maturities of $3.8 million, offset by $1.1 million in amortization of unrealized losses and discounts.

Loans, net. Loans, net increased $3.1 million, or 1.6%, to $189.4 million at December 31, 2025 from $186.3 million at December 31, 2024. Home equity loans and lines of credit and construction loans increased $840,000 and $5.4 million, respectively, to $8.9 million and $12.2 million at December 31, 2025, respectively, as a result of loan production exceeding payoffs and amortization. These increases were partially offset by decreases in one-to-four family, multi-family and commercial real estate, marine and recreational, and other consumer loans of $405,000, $854,000, $907,000 and $1.0 million respectively, to $129.7 million, $3.0 million, $30.2 million and $3.2 million at December 31, 2025, respectively.

Deposits. Total deposits decreased $14.3 million or 6.2% to $217.3 million at December 31, 2025 from $231.5 million at December 31, 2024. Non-interest bearing deposits decreased $1.8 million, or 18.7%, to $7.7 million at December 31, 2025 from $9.5 million at December 31, 2024. Total interest-bearing deposits, other than time deposits, decreased approximately $14.3 million, or 12.8%, to $97.4 million at December 31, 2025, from $111.7 million at December 31, 2024. The decline is related to a $9.4 million reduction in interest-bearing brokered demand deposits and an overall decline in savings and money market account balances experienced during the year. Certificates of deposits increased $1.8 million, or 1.7%, to $112.1 million at December 31, 2025, from $110.3 million at December 31, 2024. The deposit mix changes were consistent with industry trends as consumers continue to transition to higher yielding term deposits due to the interest rate environment.

Borrowings. Total borrowings increased $14.2 million or 58.5% to $38.4 million at December 31, 2025 from $24.2 million at December 31, 2024. The increase in borrowings were utilized to offset deposit declines and to fund loan growth.

Stockholders’ Equity. Total stockholders’ equity decreased $2.4 million, or 15.4%, to $13.2 million at December 31, 2025 from $15.6 million at December 31, 2024, due to a $4.1 million decrease in retained earnings resulting from the net loss incurred for the year ended December 31, 2025. The decrease was partially offset by $1.7 million in other comprehensive income for the year ended December 31, 2025

Comparison of Operating Results for the year Ended December 31, 2025 and 2024

Net Income/(Loss). We recorded a net loss of $4.1 million for the year ended December 31, 2025, compared to a net loss of $1.7 million for the year ended December 31, 2024, which is an increase of $2.4 million, or 140.9%. The increase in our net loss year-over-year resulted primarily from a $3.5 million increase in the provision for income taxes and $224,000 increase in noninterest expense, partially offset by a $1.3 million increase in net interest income and a $60,000 increase in our noninterest income.

Interest Income. Interest income increased $1.4 million, or 14.2%, to $11.1 million for the year ended December 31, 2025 from $9.7 million for the year ended December 31, 2024, primarily due to a $1.3 million increase in interest and fees on loans. The increase in interest and fees on loans was primarily due to an increase of 34 basis points in the weighted average yield on the loan portfolio to 5.05% for the year ended December 31, 2025 from 4.71% for the year ended December 31, 2024 and an increase of $14.4 million in the average balance of the loan portfolio to $194.5 million for the year ended December 31, 2025 from $180.1 million for the year ended December 31, 2024, reflecting the increased rates on originations and adjustable rate loans as well as the growth in the home equity loans and lines of credit and construction loans portfolios.

Interest Expense. Total interest expense increased $137,000, or 2.2%, to $6.5 million for the year ended December 31, 2025 from $6.4 million for the year ended December 31, 2024. Interest expense on deposits decreased $225,000, or 4.3%, to $5.0 million for the year ended December 31, 2025 from $5.2 million for the year ended December 31, 2024, due primarily to a decrease in the weighted average rate paid on certificates of deposit of 34 basis points to 4.03% for the year ended December 31, 2025 from 4.37% for the year ended December 31, 2024 combined with a $4.2 million decline in the average balance of non-maturity interest-bearing deposits during 2025.

Interest expense on borrowed funds increased $353,000 or 31.1%, to $1.5 million for the year ended December 31, 2025 from $1.1 million for the year ended December 31, 2024. The rate paid on borrowed funds decreased 56 basis points to 3.92% for the year ended December 31, 2025 from 4.48% for the year ended December 31, 2024 while the average balance of borrowed funds increased $13.0 million, or 50.4%, to $39.0 million for the year ended December 31, 2025 from $26.0 million for the year ended December 31, 2024. The increase in the average balance was generally related to the measured use of borrowings to offset deposit outflows and to support the increase in the loan portfolio.

Net Interest Income. Net interest income increased $1.2 million, or 36.8%, to $4.6 million for the year ended December 31, 2025 from $3.4 million for the year ended December 31, 2024, primarily due to an increase in the interest rate spread to 1.65% for the year ended December 31, 2025 from 1.29% for the year ended December 31, 2024 and an increase in the net interest margin to 1.74% for the year ended December 31, 2025, from 1.35% for the year ended December 31, 2024. The increases in the interest rate spread and the net interest margin were primarily due to an increase of 31 basis points in the weighted average yield on our interest earning assets and decrease of 5 basis points on our weighted average cost of interest-bearing liabilities, partially offset by an increase of $11.0 million in average interest-bearing liabilities.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL and unfunded loan commitments, a net provision of $131,000 comprising of a provision of $82,000 to the ACL for loans and a provision of $49,000 for unfunded loan commitments was recorded for the year ended December 31, 2025, compared to provisions of $85,000 to the ACL and $82,000 unfunded loan commitments for the same period in 2024. The $36,000 decrease in provision expense is primarily due to a mix change in our loan portfolio and an analysis of current credit characteristics in conjunction with loss history of the loan portfolio and peer group loss data.

Noninterest Income. Noninterest income increased $60,000 or 3.5%, to $1.8 million for the year ended December 31, 2025 from $1.7 million for the year ended December 31, 2024. The increase resulted primarily from an increase of $210,000 to $605,000 in total mortgage banking income, and an increase of $32,000 to $512,000 in other income. The increase in other income was driven primarily by an increase of $49,000 reciprocal deposit fee income and $13,000 in insurance agency income offset by a $26,000 decrease in consumer loan related application, late, and gap insurance fees. These increases to noninterest income were offset by a $187,000 decrease in the gain on interest rate swap and $16,000 decline in deposit account service charges and interchange income. The table below sets forth our noninterest income for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,		Change
	2025	2024	Amount	Percent
Service charges on deposit accounts	$67,939	$74,470	$(6,531)	(8.8)%
Interchange income	231,955	241,149	(9,194)	(3.8)%
Mortgage banking income	166,337	124,450	41,887	33.7%
Gain on sale of mortgage loans	438,689	271,035	167,654	61.9%
Increase in cash value of life insurance	257,044	236,677	20,367	8.6%
Gain on interest rate swap	84,253	271,057	(186,804)	(68.9)%
Other	512,209	480,048	32,161	6.7%
Total noninterest income	$1,758,426	$1,698,886	$59,540	3.5%

Noninterest Expense. Noninterest expense increased $224,000, or 3.1%, to $7.6 million for the year ended December 31, 2025 from $7.3 million for the year ended December 31, 2024. Salaries and related benefits increased $88,000, or 2.1%, to $4.3 million at December 31, 2025 primarily due to higher employee salary expense and related benefits due to market factors. Data processing expense increased $34,000, or 3.1% totaling $1.1 million at December 31, 2025 primarily due to general activity increases. Other expense increased $193,000, or 21.4% primarily due to a $173,000 increase in accounting, legal and shareholder services professional fees. Partially offsetting these increases was a decrease of $43,000 in net occupancy expense due to closing of two branch locations, $34,000 decrease in loss on sale and disposal of fixed assets related to a 2024 branch closing, and a $38,000 decrease in advertising expense due to reduced activity. The table below sets forth our noninterest expense for the year ended December 31, 2025 and 2024:

	Year Ended
	December 31,		Change
	2025	2024	Amount	Percent
Salaries and related benefits	$4,272,388	$4,184,386	$88,002	2.1%
Occupancy expense, net	618,670	662,054	(43,384)	(6.6)%
Data processing	1,131,304	1,097,143	34,161	3.1%
Advertising	114,828	152,357	(37,529)	(24.6)%
Loss on sale and disposal of fixed assets	—	34,050	(34,050)	(100.0)%
Loss on sale of other real estate owned	22,213	—	22,213	n/a
FDIC insurance premiums	311,440	308,977	2,463	0.8%
Other	1,095,108	902,263	192,845	21.4%
Total noninterest expense	$7,565,951	$7,341,230	$224,721	3.1%

Income Tax Expense. Our provision for income taxes increased $3.6 million to $2.9 million for the year ended December 31, 2025, from a benefit of $736,000 for the year ended December 31, 2024 due to the recording of a $3.3 million valuation against our deferred tax asset and a $306,000 decrease in the income tax benefit related to a reduction in the loss before provision for (benefit from) income taxes.

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

	For the Year Ended December 31,
	2025			2024
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$194,477	$9,817	5.05%	$180,111	$8,486	4.71%
Securities available for sale	22,549	493	2.19%	23,402	545	2.33%
Securities held to maturity	38,657	535	1.38%	39,607	546	1.38%
Cash, cash equivalents and other interest-earning assets	8,861	261	2.95%	7,296	161	2.21%
Total interest-earning assets	$264,544	$11,106	4.20%	$250,416	$9,738	3.89%
Noninterest-earning assets	$14,881			$16,322
Total assets	$279,425			$266,738

Interest-bearing liabilities:
Interest-bearing demand deposits	$32,154	$136	0.42%	$34,684	$65	0.19%
Savings deposits	29,888	17	0.06%	28,605	15	0.05%
Money market	42,183	316	0.75%	45,190	314	0.69%
Certificates of deposit	111,782	4,504	4.03%	110,017	4,805	4.37%
Total interest-bearing deposits	$216,007	$4,973	2.30%	$218,496	$5,199	2.38%
Borrowed funds	39,054	1,519	3.89%	25,971	1,166	4.48%
Total interest-bearing liabilities	$255,061	$6,492	2.55%	$244,467	$6,365	2.60%
Noninterest-bearing demand deposits	9,078			9,781
Other noninterest-bearing liabilities	1,859			1,225
Total liabilities	265,998			255,473
Total equity	13,427			11,265
Total liabilities and equity	$279,425			$266,738
Net interest income		$4,614			$3,373
Net interest rate spread (2)			1.65%			1.29%
Net interest-earning assets (3)	$9,483			$5,949
Net interest margin (4)			1.74%			1.35%
Average interest-earning assets to interest-bearing liabilities	103.7%			102.4%

(1)	Net deferred fee income included in interest earned on loans totaled $334,000 for the year ended December 31, 2025 and $227,000 for the year ended December 31, 2024.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31,
	2025 vs. 2024
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$725	$606	$1,331
Securities available-for-sale	(19)	(33)	(52)
Securities held-to-maturity	(13)	2	(11)
Cash, cash equivalents and other interest-earning assets	46	54	100
Total interest-earning assets	739	629	1,368

Interest-bearing liabilities:
Interest-bearing demand deposits	(11)	82	71
Savings deposits	2	—	2
Money market	(23)	26	3
Certificates of deposit	70	(372)	(302)
Total interest-bearing deposits	38	(264)	(226)
Borrowed funds	506	(153)	353
Total interest-bearing liabilities	545	(417)	127
Change in net interest income	$195	$1,046	$1,241

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors. The Asset Liability Committee, which is a management-level committee, meets quarterly, or more frequently when necessary, is comprised of our President/Chief Executive Officer, Senior Vice President of Finance, Vice President of Lending and Vice President of Member Relations, and reports to the full board of directors on at least an annual basis. The Asset Liability Committee is responsible for recommending to the board of directors policies and procedures regarding asset/liability management, while it is the responsibility of the board of directors to determine whether to adopt such policies and procedures. We currently utilize a third-party modeling program, prepared quarterly, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the board of directors.

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

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At December 31, 2025
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$5,093	4.60%
200	5,016	3.02%
100	4,946	1.58%
Level	4,869	—%
(100)	4,848	(0.43)%
(200)	4,829	(0.82)%
(300)	4,810	(1.21)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at December 31, 2025, we would have experienced a 3.02% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.82% decrease in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of December 31, 2025, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At December 31, 2025
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$15,028	$(5,359)	(26.29)%
200	16,678	(3,709)	(18.19)%
100	18,487	(1,900)	(9.32)%
Level	20,387	n/a	—%
(100)	22,399	2,012	9.87%
(200)	24,461	4,074	19.98%
(300)	26,024	5,637	27.65%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The table above indicates that at December 31, 2025, we would have experienced a 18.19% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 19.98% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At December 31, 2025, we had outstanding advances of $38.4 million from the FHLB. At December 31, 2025, we had unused borrowing capacity of $26.9 million from the FHLB. At December 31, 2025, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at December 31, 2025 we had an unsecured $6.0 million federal funds line of credit with a correspondent bank. We have not drawn against the Discount Window or the federal funds line of credit.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the consolidated statements of cash flows for the year ended December 31, 2025 and 2024 included as part of the consolidated financial statements appearing elsewhere in this filing.

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

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6.0% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At December 31, 2025 and December 31, 2024, we had a net worth ratio of 4.89% and 5.67%, respectively.

At December 31, 2025 and December 31, 2024, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. However, we operate under an MOU with the Department and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital and total risk-based capital ratio levels above that which are required under federal regulatory capital regulations and a net worth ratio (as defined under Wisconsin law) of 6.0%. At December 31, 2025, we had Tier 1 capital equal to 6.1% of total average assets, total risk-based capital equal to 11.6% of risk-weighted assets and a net worth ratio of 4.89%. At December 31, 2024, we had Tier 1 capital equal to 6.9% of total average assets, total risk-based capital equal to 12.5% of risk-weighted assets and a net worth ratio of 5.67%.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2025, we had outstanding commitments to extend credit of $23.8 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from December 31, 2025 totaled $90.4 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on an annual basis. Our expected losses related to the unfunded commitments as of December 31, 2025 were estimated to be $131,000 and recorded a reserve of $131,000 as of December 31, 2025.

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

To the Stockholders and Board of Directors of EWSB Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of EWSB Bancorp, Inc. and its subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Cleveland, Ohio

March 25, 2026

EWSB BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

	December 31, 2025	December 31, 2024

Assets
Cash and cash equivalents	$1,272,620	$1,188,634
Time deposits with other financial institutions	4,499,912	4,498,778
Debt securities available for sale (amortized cost of $24,917,350 and $26,736,859 as of December 31, 2025 and December 31, 2024, respectively)	22,289,409	22,806,836
Debt securities held to maturity (fair value of $36,749,812 and $38,162,626 as of December 31, 2025 and December 31, 2024, respectively)	36,431,757	39,006,631
Loans, net of allowance of $1,142,629 and $1,126,422 as of December 31, 2025 and December 31, 2024, respectively	189,415,521	186,354,436
Land held for sale	435,328	834,828
Office properties and equipment, net	2,357,973	2,411,422
Federal Home Loan Bank stock	2,759,245	1,879,971
Cash value of life insurance	7,956,118	7,699,074
Deferred tax assets (net of allowance of $3,297,641 and $0 as of December 31, 2025 and December 31, 2024, respectively)	1,844,846	5,326,564
Accrued interest receivable and other assets	1,706,597	1,298,605

TOTAL ASSETS	$270,969,326	$273,305,779

Liabilities and Equity
Deposits:
Non-interest bearing	$7,696,247	$9,461,778
Interest bearing	209,554,301	222,057,692
Total deposits	217,250,548	231,519,470
Borrowed funds	38,368,820	24,200,000
Advance payments by borrowers for taxes and insurance	479,924	485,212
Accrued interest payable and other liabilities	1,652,108	1,474,341

Total liabilities	257,751,400	257,679,023

Equity:
Common stock ($0.01 par value, 4,000,000 shares authorized, 752,538 issued and outstanding as of December 31, 2025 and December 31, 2024)	7,525	7,525
Additional paid-in capital	5,471,260	5,472,763
Retained earnings	13,322,206	17,499,162
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(474,102)	(500,441)
Accumulated other comprehensive income (loss)	(5,108,963)	(6,852,253)

Total stockholders' equity	13,217,926	15,626,756

TOTAL LIABILITIES AND EQUITY	$270,969,326	$273,305,779

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$9,816,559	$8,486,001
Securities:
Taxable	990,891	1,052,987
Tax-exempt	37,567	37,589
Other	261,424	161,461

Total interest and dividend income	11,106,441	9,738,038

Interest expense:
Deposits	4,973,488	5,198,654
Borrowed funds	1,518,685	1,166,143

Total interest expense	6,492,173	6,364,797

Net interest and dividend income	4,614,268	3,373,241
Provision for credit losses	131,198	166,794

Net interest income after provision for credit losses	4,483,070	3,206,447

Noninterest income:
Service charges on deposit accounts	67,939	74,470
Interchange income	231,955	241,149
Mortgage banking income	166,337	124,450
Gain on sale of mortgage loans	438,689	271,035
Increase in cash value of life insurance	257,044	236,677
Gain on interest rate swap	84,253	271,057
Other	512,209	480,048

Total noninterest income	1,758,426	1,698,886

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations Continued

	Year Ended December 31,
	2025	2024
Noninterest expense:
Salaries and related benefits	4,272,388	4,184,386
Occupancy expense	618,670	662,054
Data processing	1,131,304	1,097,143
Advertising	114,828	152,357
FDIC insurance premiums	311,440	308,977
Loss on sale and disposal of fixed assets	—	34,050
Loss on sale of other real estate owned	22,213	—
Other	1,095,108	902,263

Total noninterest expense	7,565,951	7,341,230

Income (loss) before provision for (benefit from) income taxes	(1,324,455)	(2,435,897)
Provision for (benefit from) income taxes	2,852,501	(736,086)
Net income (loss)	$(4,176,956)	$(1,699,811)
Basic and diluted earnings per share	$(5.93)	(8.62)
Weighted average shares outstanding	703,811	197,223

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2025	2024
Net income (loss)	$(4,176,956)	$(1,699,811)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	1,302,082	3,199
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income (loss) from the securities transferred from available for sale to held to maturity	1,070,711	1,099,151

Other comprehensive income (loss), before tax	2,372,793	1,102,350
Tax effect of other comprehensive income (loss) items	(629,503)	(292,454)

Other comprehensive income (loss), net of tax	1,743,290	809,896

Comprehensive income (loss)	$(2,433,666)	$(889,915)

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Equity

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Year Ended December 31, 2025
Balance at January 1, 2025	752,538	$7,525	$5,472,763	$17,499,162	$(500,441)	$(6,852,253)	$15,626,756
Net income (loss)	—	—	—	(4,176,956)	—	—	(4,176,956)
ESOP shares committed to be released	—	—	(1,503)	—	26,339	—	24,836
Other comprehensive income (loss)	—	—	—	—	—	1,743,290	1,743,290
Balance at December 31, 2025	752,538	$7,525	$5,471,260	$13,322,206	$(474,102)	$(5,108,963)	$13,217,926

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Year Ended December 31, 2024
Balance at January 1, 2024	—	$—	$—	$19,198,973	$—	$(7,662,149)	$11,536,824
Net income (loss)	—	—	—	(1,699,811)	—	—	(1,699,811)
Proceeds of stock offering and issuance of common shares (net of issuance cost of $2.0 million)	752,538	7,525	5,470,717	—	—	—	5,478,242
Purchase of common shares by ESOP (52,678 shares)	—	—	—	—	(526,780)	—	(526,780)
ESOP shares committed to be released	—	—	2,046	—	26,339	—	28,385
Other comprehensive income (loss)	—	—	—	—	—	809,896	809,896
Balance at December 31, 2024	752,538	$7,525	$5,472,763	$17,499,162	$(500,441)	$(6,852,253)	$15,626,756

See accompanying notes to consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(4,176,956)	$(1,699,811)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Provision for depreciation	158,327	171,110
Net amortization/(accretion) of discounts/premiums on securities	(145,817)	(164,881)
Provision for credit losses	131,198	166,794
Origination of loans held for sale	(20,412,886)	(12,355,415)
Proceeds from sales of loans held for sale	20,851,575	12,626,450
Net gain on sales of loans	(438,689)	(271,035)
Provision for (benefit from) deferred taxes	2,852,501	(761,172)
Net loss (gain) on sale and disposal of office properties and equipment	—	34,050
Net loss (gain) on sale of other real estate owned	22,213	—
Increase in cash surrender value of life insurance	(257,044)	(236,677)
ESOP expense	24,836	28,385
Changes in operating assets and liabilities:		—
Accrued interest receivable and other assets	(408,298)	98,161
Accrued interest payable and other liabilities	128,545	140,315
Total adjustments	2,506,461	(523,915)
Net cash flows used in operating activities	(1,670,495)	(2,223,726)

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	1,859,777	1,201,288
Proceeds from maturities and paydowns of securities held to maturity	3,750,000	2,250,000
Purchase of FHLB stock	(879,274)	(795,698)
Net decrease/(increase) in loans	(3,143,041)	(12,124,515)
Purchase of office properties and equipment	(104,878)	(105,913)
Proceeds from sale of other real estate owned	377,287	—
Net cash flows provided by (used in) investing activities	1,859,871	(9,574,838)

Cash flows from financing activities:
Net change in deposits	$(14,268,922)	$1,051,841
Net change in advance payments by borrowers for taxes and insurance	(5,288)	205,186
Principal payments on notes payable	—	(400,000)
Net increase/(decrease) from FHLB short-term advances activity	(3,394,000)	(7,930,000)
Proceeds from FHLB long-term advances	37,062,820	13,500,000
Maturities and paydowns of FHLB long-term advances	(19,500,000)	—
Proceeds from issuance of common stock, net of costs	—	5,478,242
Loan to ESOP	—	(526,780)
Net cash flows provided by (used in) financing activities	(105,390)	11,378,489

Net change in cash and cash equivalents	83,986	(420,075)
Cash and cash equivalents at beginning of period	1,188,634	1,608,709
Cash and cash equivalents at end of period	$1,272,620	$1,188,634

Supplemental cash flow information:
Cash paid during the period for:
Interest	$6,571,650	$6,189,344
Taxes	$—	$—

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

Time Deposits with Other Financial Institutions

Time deposits with other financial institutions are carried at cost with maturities of 90 days or more from the balance sheet date and will mature within three years. A total of $3.5 million of these deposits recorded at December 31, 2025, will mature in the upcoming twelve months.

Debt Securities

Debt Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income or loss, net of tax. Amortization of premiums and accretion of discounts are recognized in interest income using the interest method over the estimated lives or earliest call date of the debt securities, as applicable. Gains and losses on the sales of debt securities are recorded on the trade date and determined using the

EWSB BANCORP, INC. AND SUBSIDIARY

specific-identification method.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for credit losses, and any deferred fees or costs on originated loans. Interest on loans is accrued and credited to income based on the unpaid principal balance. Accrued interest receivable totaled $593,622 and $535,196 on December 31, 2025 and 2024, respectively and is reported in accrued interest receivable and other assets on the consolidated balance sheets and is excluded from the estimate of credit losses. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. Accrual of interest income on all loans is discontinued and the respective loan is placed on non-accrual status at the time it is 90 days delinquent. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans may be individually evaluated for impairment. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication the borrower may be unable to make payments as they become due.

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

The Company’s loan portfolios are real estate; commercial installment; and consumer:

Real estate: Portfolio segment consists of loans to individuals for the purchase and construction of 1-4 family primary residences, and home equity and equity lines of credit with repayment made primarily through wage or other income sources of the individual party. The Company’s loss exposure to these loans is dependent on local market conditions for residential properties as loan amounts are determined, in part, by the fair value of the property upon origination of the loan or upon completion of construction. The multi-family portfolio consists of loans to investors for the purchase of residential properties with five or more living units. Repayment of the loans is dependent upon rental income from individual tenants on the associated property. The Company’s loss exposure is dependent on local economic conditions to support tenants’ ability to make rental payments and local market conditions for residential properties as loan amounts are determined, in part by the fair value of the property upon origination of the loan. The commercial real estate portfolio consists of nonfarm, nonresidential loans secured by owner occupied and nonowner occupied commercial real estate. An owner occupied loan relates to a borrower purchased building or space for which repayment of principal is dependent upon cash flows from the ongoing business operations conducted by the party, or an affiliate of the party, who owns the property. Owner occupied loans that are dependent on cash flows from operations can be adversely affected by current market conditions for their product or service. A nonowner occupied loan is a property loan for which repayment of principal is dependent upon rental income associated with the property or subsequent sale of the property. Nonowner occupied loans that are dependent upon rental income are primarily impacted by the level of interest rates associated with the debt and local economic conditions, which dictate occupancy rates and amount of rent charged. The increase in debt service due to higher interest rates may not be able to be passed on to tenants. As part of the origination process, loan interest rates and occupancy rates are stressed to determine the impact on the borrower’s ability to maintain adequate debt service under different economic conditions. Furthermore, the Company monitors the concentration of in any one industry and has established limits relative to capital. In addition, credit quality trends are monitored by industry to determine if a change in risk exposure to a certain industry may warrant a change in our underwriting standards.

Commercial installment: The commercial portfolio consists of borrowings for commercial purposes to individuals, partnerships, sole proprietors and other business enterprises. Commercial loans are generally secured by business assets such as equipment, accounts receivable, inventory, or any other asset excluding real estate and generally made to finance

EWSB BANCORP, INC. AND SUBSIDIARY

capital expenditures. The Company’s risk exposure is related to the deterioration in the value of collateral securing the loans should foreclosure become necessary. Generally, business assets used or produced in operations do not maintain their value upon foreclose, which may require the Company to write down the value significantly to sell.

Consumer: Portfolio segment consists of loans to individuals secured by marine and recreational vehicles, automobiles, and other personal expenditures, both secured and unsecured. Loans on marine and recreational vehicles typically have maturities up to fifteen years or less. Loans on automobiles and other personal expenditures typically have maturities up to five years or less. Repayment of consumer loans is dependent on individual wages and income. The risk of loss on consumer loans is elevated as the collateral securing these loans, if any, rapidly depreciate in value or may be worthless and/or difficult to locate if repossession is necessary.

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

EWSB BANCORP, INC. AND SUBSIDIARY

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

Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gain of sales of mortgage loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

EWSB BANCORP, INC. AND SUBSIDIARY

fair values of servicing rights are subject to significant fluctuations resulting from changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement as mortgage banking income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. Servicing fees totaled $215,778 and $166,466 for the years ended December 31, 2025 and 2024, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Other Real Estate Owned

Assets are initially recorded at market value less costs to sell when acquired, establishing a new cost basis. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of deed in lieu of foreclosure or through similar legal agreement. These assets are subsequently accounted for at lower of cost or market value less estimated costs to sell. The cost of carrying the assets and any decrease in market value occurring after the transfer date are charged to operating expenses as incurred. The Company had no repossessed assets at December 31, 2025 and 2024.

Land Held for Sale

Property owned by the Company for which its intended use has changed from operating purpose to being sold is transferred at the lower of cost or market value less estimated costs to sell. The cost of carrying the property and any decrease in market value after the transfer date are charged to operating expenses as incurred. In 2025, the Company sold a former banking branch property that was recorded as held for sale as of December 31, 2024. The Company received net proceeds of approximately $377,000 recorded a loss of $22,000 related to the sale of this property.

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

EWSB BANCORP, INC. AND SUBSIDIARY

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

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in the other comprehensive income are amortized into earnings over the same periods in which the hedged transaction will affect earnings.

The Company is exposed to losses if a counterparty fails to make its payments under contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements. The contract to which the Company is a party settles monthly.

Advertising

Advertising costs are expensed as incurred.

EWSB BANCORP, INC. AND SUBSIDIARY

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

The following significant revenue-generating transactions are within the scope of Accounting Standards Codification ("ASC") 606, which are presented in the consolidated statements of operations as components of noninterest income:

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

EWSB BANCORP, INC. AND SUBSIDIARY

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

Recent Accounting Pronouncements

ASU 2023-09 – On December 14, 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation, and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments require that all entities disclose on an annual basis the following information about income taxes paid: (1) The amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) The amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments also require that all entities disclose the following information: (1) Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) Income tax expense (or benefit) from continuing operations before income tax expense (or benefit) disaggregated by federal (national), state, and foreign. The ASU is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments should be applied on a prospective basis. Retrospective application is permitted. The Company has elected to retrospectively adopt the expanded disclosure requirements of this ASU in Note 8 Income Taxes in its annual financial statements as of December 31, 2025, and the ASU did not have a material impact to the financial statements of the Company.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (“AFS”) and a held to maturity (“HTM”) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of securities available for sale on December 31, 2025 and 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2025
Securities available for sale:
Mortgage-backed securities	$8,053,774	$—	$(866,049)	$7,187,725
State and political subdivisions	13,392,267	—	(1,338,248)	12,054,019
Corporate securities	3,471,309	—	(423,644)	3,047,665
Total securities available for sale	$24,917,350	$—	$(2,627,941)	$22,289,409

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$9,078,650	$—	$(1,254,841)	$7,823,809
State and political subdivisions	14,191,881	—	(2,052,935)	12,138,946
Corporate securities	3,466,328	—	(622,247)	2,844,081
Total securities available for sale	$26,736,859	$—	$(3,930,023)	$22,806,836

There were no sales of securities available for sale during the years ended December 31, 2025 and 2024.

The following tables show the fair value and gross unrealized losses of available for sale debt securities in an unrealized loss position at December 31, 2025 and 2024, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2025
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,187,725	$(866,049)	$7,187,725	$(866,049)
State and political subdivisions	—	—	12,054,019	(1,338,248)	12,054,019	(1,338,248)
Corporate securities	—	—	3,047,665	(423,644)	3,047,665	(423,644)
Totals	$—	$—	$22,289,409	$(2,627,941)	$22,289,409	$(2,627,941)

EWSB BANCORP, INC. AND SUBSIDIARY

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2024
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,823,809	$(1,254,841)	$7,823,809	$(1,254,841)
State and political subdivisions	—	—	12,138,946	(2,052,935)	12,138,946	(2,052,935)
Corporate securities	—	—	2,844,081	(622,247)	2,844,081	(622,247)
Totals	$—	$—	$22,806,836	$(3,930,023)	$22,806,836	$(3,930,023)

At December 31, 2025, 48 debt securities designated as AFS are in an unrealized loss position. Based on our analysis of these securities, the decline in value is unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities are included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on an annual basis. None of the investments in our AFS securities portfolio were past due as of December 31, 2025. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of December 31, 2025. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	December 31, 2025
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	10,201,603	9,339,320
Due after five years through ten years	6,661,973	5,762,364
Due after ten years	—	—

Subtotal	16,863,576	15,101,684
Mortgage-backed securities	8,053,774	7,187,725
Total	$24,917,350	$22,289,409

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of securities held to maturity at December 31, 2025 and 2024, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$27,632,778	$297,140	$(9,549)	$27,920,369
U.S. Treasury securities	8,798,979	30,464	—	8,829,443
Total securities held to maturity	$36,431,757	$327,604	$(9,549)	$36,749,812

EWSB BANCORP, INC. AND SUBSIDIARY

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2024	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$28,306,633	$282	$(812,896)	$27,494,019
U.S. Treasury securities	10,699,998	—	(31,391)	10,668,607
Total securities held to maturity	$39,006,631	$282	$(844,287)	$38,162,626

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (“CECL”). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on an annual basis. None of the investments in our HTM securities portfolio were past due as of December 31, 2025. An allowance for credit losses (“ACL”) is not calculated or recorded based on the implied guarantee of these securities.

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of December 31, 2025. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	December 31, 2025
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$7,897,648	$7,915,717
Due after one year through five years	16,376,536	16,574,910
Due after five years through ten years	11,309,706	11,404,236
Due after ten years	847,867	854,949
Total	$36,431,757	$36,749,812

EWSB BANCORP, INC. AND SUBSIDIARY

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of December 31, 2025 and 2024 is a follows:

	December 31, 2025	December 31, 2024
Real estate:
One to four family residential	$129,672,893	$130,077,444
Home equity	1,975,201	2,241,326
Equity line of credit	6,930,038	5,823,673
Construction	12,175,080	6,755,376
Multi-family	1,067,972	1,271,343
Commercial	1,936,965	2,587,784
Commercial installment	3,505,245	3,513,472
Consumer:
Marine and recreational	30,242,927	31,150,048
Other consumer	3,207,401	4,211,711

Subtotal	190,713,722	187,632,177
Allowance for credit losses	(1,142,629)	(1,126,422)
Unearned loan fees	(155,572)	(151,319)
Loans, net	$189,415,521	$186,354,436

Changes in the allowance for the year ended December 31, 2025, are as follows:

	For the year ended December 31, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$639,578	$(37,860)	$(686)	$62	$601,094
Home equity	11,020	(1,864)	—	—	9,156
Equity line of credit	28,634	3,490	—	—	32,124
Construction	73,444	63,337	—	—	136,781
Multi-family	6,251	(1,300)	—	—	4,951
Commercial	30,624	(10,897)	—	—	19,727
Commercial Installment	42,629	(6,825)	—	—	35,804
Consumer:				—
Marine and recreational	259,197	83,323	(79,871)	14,746	277,395
Other consumer	35,045	(9,448)	—	—	25,597
Total	$1,126,422	$81,956	$(80,557)	$14,808	$1,142,629

EWSB BANCORP, INC. AND SUBSIDIARY

Changes in the allowance for the year ended December 31, 2024, are as follows:

	For the year ended December 31, 2024
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$654,754	$(15,176)	$—	$—	$639,578
Home equity	11,045	(25)	—	—	11,020
Equity line of credit	22,193	6,441	—	—	28,634
Construction	21,293	52,151	—	—	73,444
Multi-family	7,948	(1,697)	—	—	6,251
Commercial	26,323	4,301	—	—	30,624
Commercial Installment	44,972	(2,343)	—	—	42,629
Consumer:
Marine and recreational	241,624	27,462	(9,889)	—	259,197
Other consumer	26,644	14,136	(11,554)	5,819	35,045
Total	$1,056,796	$85,250	$(21,443)	$5,819	$1,126,422

The ACL on loans excludes $130,786 of allowance for unfunded commitments as of December 31, 2025 and $81,544 as of December 31, 2024 and are recorded within accrued interest payable and other liabilities on the Consolidated Balance Sheets. A provision for credit loss on unfunded loan commitments of $49,242 was made for the year ended December 31, 2025 and $81,544 as of December 31, 2024.

As of December 31, 2025, there were three collateral dependent loans totaling $301,838. One of the loans with outstanding principal of $294,557 is in the one-to-four family residential loan category and two of the loans totaling $7,281 are in the other consumer loan segment and were secured by automobiles. The aforementioned loans do not have a specific allocation of the ACL as of December 31, 2025.

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

EWSB BANCORP, INC. AND SUBSIDIARY

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination at December 31, 2025 and 2024.

	Total Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
At December 31, 2025
Real estate
One to four family residential
Performing	$13,673,316	$19,779,834	$7,998,043	$30,001,104	$10,818,144	$47,107,895	$—	$129,378,336
Non performing	—	—	—	—	—	294,557	—	294,557
Total one to four family residential	$13,673,316	$19,779,834	$7,998,043	$30,001,104	$10,818,144	$47,402,452	$—	$129,672,893
Home equity
Performing	$301,733	$807,240	$465,994	$286,981	$15,261	$97,992	$—	$1,975,201
Non performing	—	—	—	—	—	—	—	—
Total home equity	$301,733	$807,240	$465,994	$286,981	$15,261	$97,992	$—	$1,975,201
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$6,930,038	$6,930,038
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$6,930,038	$6,930,038
Construction
Performing	$9,384,639	$2,475,561	$119,018	$62,686	$—	$133,176	$—	$12,175,080
Non performing	—	—	—	—	—	—	—	—
Total construction	$9,384,639	$2,475,561	$119,018	$62,686	$—	$133,176	$—	$12,175,080
Multi-family
Pass	$—	$—	$—	$—	$201,072	$866,900	$—	$1,067,972
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	—	$—	201,072	$866,900	$—	$1,067,972
Commercial
Pass	$59,001	$476,965	$143,525	$978,898	$224,550	$54,026	$—	$1,936,965
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$59,001	$476,965	$143,525	$978,898	$224,550	$54,026	$—	$1,936,965
Commercial installment
Pass	$1,284,063	$120,517	$164,205	$220,173	$757,869	$958,418	$—	$3,505,245
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$1,284,063	$120,517	$164,205	$220,173	$757,869	$958,418	$—	$3,505,245
Consumer
Marine and recreational
Performing	$6,169,142	$5,362,958	$6,046,790	$2,122,067	$393,319	$10,148,651	$—	$30,242,927
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$6,169,142	$5,362,958	$6,046,790	$2,122,067	$393,319	$10,148,651	$—	$30,242,927
Other consumer
Performing	$782,570	$708,503	$484,533	$422,512	103,832	$698,170	$—	$3,200,120
Non performing	—	—	—	—	—	7,281	—	7,281
Total other consumer	$782,570	$708,503	$484,533	$422,512	$103,832	$705,451	$—	$3,207,401
Total loans	$31,654,464	$29,731,578	$15,422,108	$34,094,421	$12,514,047	$60,367,066	$6,930,038	$190,713,722

EWSB BANCORP, INC. AND SUBSIDIARY

	Total Loans by Origination Year
	2024	2023	2022	2021	2020	Prior	Revolving	Total
At December 31, 2024
Real estate
One to four family residential
Performing	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$19,412,939	$9,559,853	$33,402,127	$11,738,171	$30,020,711	$25,943,643	$—	$130,077,444
Home equity
Performing	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Non performing	—	—	—	—	—	—	—	—
Total home equity	$863,805	$750,208	$438,473	$16,623	$91,757	$80,460	$—	$2,241,326
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$5,823,673	$5,823,673
Construction
Performing	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Non performing	—	—	—	—	—	—	—	—
Total construction	$3,754,653	$2,721,970	$73,963	$—	$111,209	$93,581	$—	$6,755,376
Multi-family
Pass	$—	$—	$—	$209,884	$126,373	$935,086	$—	$1,271,343
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	$—	$209,884	$126,373	$935,086	$—	$1,271,343
Commercial
Pass	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$704,843	$152,169	$1,300,428	$248,414	$66,094	$115,836	$—	$2,587,784
Commercial installment
Pass	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$167,507	$258,478	$354,102	$1,069,667	$1,479,869	$183,849	$—	$3,513,472
Consumer
Marine and recreational
Performing	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$6,977,323	$8,035,562	$3,062,227	$650,645	$1,510,484	$10,913,807	$—	$31,150,048
Other consumer
Performing	$785,431	$534,610	$613,732	$208,806	$40,975	$2,015,453	$—	$4,199,007
Non performing	—	—	12,704	—	—	—	—	12,704
Total other consumer	$785,431	$534,610	$626,436	$208,806	$40,975	$2,015,453	$—	$4,211,711
Total loans	$32,666,501	$22,012,850	$39,257,756	$14,142,210	$33,447,472	$40,281,715	$5,823,673	$187,632,177

Year-to-date gross charge-offs for the periods presented are not included in the above tables as the amounts are considered insignificant.

EWSB BANCORP, INC. AND SUBSIDIARY

Loan aging information as of December 31, 2025 and 2024, follows:

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
December 31, 2025

Real estate:
One to four family residential	$128,279,630	$1,098,706	$—	$—	$294,557	$—	$129,672,893
Home equity	1,975,201	—	—	—	—	—	1,975,201
Equity line of credit	6,930,038	—	—	—	—	—	6,930,038
Construction	12,175,080	—	—	—	—	—	12,175,080
Multi-family	1,067,972	—	—	—	—	—	1,067,972
Commercial	1,936,965	—	—	—	—	—	1,936,965
Commercial installment	3,505,245	—	—	—	—	—	3,505,245
Consumer
Marine and recreational	30,014,090	228,837	—	—	—	—	30,242,927
Other consumer	3,200,120	—	—	12,704	7,281	—	3,207,401

Totals	$189,084,341	$1,327,543	$—	$12,704	$301,838	$—	$190,713,722

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
December 31, 2024

Real estate:
One to four family residential	$128,031,279	$1,741,706	$304,459	$—	$—	$—	$130,077,444
Home equity	2,241,326	—	—	—	—	—	2,241,326
Equity line of credit	5,823,673	—	—	—	—	—	5,823,673
Construction	6,754,686	690	—	—	—	—	6,755,376
Multi-family	1,271,343	—	—	—	—	—	1,271,343
Commercial	2,587,784	—	—	—	—	—	2,587,784
Commercial installment	3,513,472	—	—	—	—	—	3,513,472
Consumer
Marine and recreational	31,016,018	134,030	—	25,920	—	—	31,150,048
Other consumer	4,199,007	—	—	—	12,704	—	4,211,711

Totals	$185,438,588	$1,876,426	$304,459	$25,920	$12,704	$—	$187,632,177

EWSB BANCORP, INC. AND SUBSIDIARY

Interest income received on nonaccrual loans is considered to be immaterial to the consolidated financial statements.

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of December 31, 2025 or December 31,2024.

A summary of loans to directors, executive officers, and their affiliates as of December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Balance at beginning of period	$44,715	$27,004
New loans	—	28,230
Repayments	(28,684)	(10,519)

Balance at end of period	$16,031	$44,715

Note 4: Office Properties and Equipment

Office properties and equipment consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Land and improvements	$677,041	$677,041
Buildings and improvements	4,337,066	4,328,212
Furniture and equipment	1,350,863	1,386,896
Total cost	6,364,970	6,392,149
Less: accumulated depreciation	4,006,997	3,980,727
Office properties and equipment, net	$2,357,973	$2,411,422

Depreciation expense included in occupancy expense on the consolidated statements of operations totaled $158,327 and $171,110 in 2025 and 2024, respectively.

Note 5: Mortgage Servicing Rights

Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others totaled approximately $80,832,000 and $69,080,000 at December 31, 2025, and 2024, respectively. Custodial escrow balances maintained in connection with serviced loans were approximately $311,882 on December 31, 2025 and $380,539 on December 31, 2024.

The following is a summary of changes in the balance of mortgage servicing rights for the years ended December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Beginning balance	$345,396	$321,928
Capitalized mortgage servicing rights	119,093	78,905
Recovery of (provision for) allowance	(1,195)	10,947
Amortization	(72,931)	(66,384)
Ending balance	$390,363	$345,396

The carrying value of mortgage servicing rights is included within accrued interest receivable and other assets on the accompanying consolidated balance sheets. Mortgage servicing rights are evaluated for impairment at least annually. The fair value of mortgage servicing rights was $638,012 and $621,313 at December 31, 2025 and 2024, respectively. Fair value at December 31, 2025 was determined using discount rates ranging from 9.88% to 11.88%, prepayment

EWSB BANCORP, INC. AND SUBSIDIARY

speeds ranging from 6.00% to 39.48%, depending on the stratification of the specific mortgage servicing rights and an average default rate of 0.25%. Fair value at December 31, 2024 was determined using discount rates ranging from 9.67% to 11.67%, prepayment speeds ranging from 6.1% to 29.8%, depending on the stratification of the specific right and an average default rate of 0.25%.

Note 6: Deposits

The composition of deposits at December 31, 2025 and 2024 is as follows:

	December 31, 2025	December 31, 2024
Non-interest-bearing demand	$7,696,247	$9,461,778
Interest-bearing demand	28,927,813	40,044,250
Savings	29,594,042	28,885,850
Money market	38,911,518	42,827,392
Certificates of deposit	112,120,928	110,300,200

Total deposits	$217,250,548	$231,519,470

The aggregate amount of certificates of deposit in denominations of $250,000 or more at December 31, 2025 and 2024 was approximately $17,866,000 and $18,798,000, respectively.

The scheduled maturities of certificates of deposit as of December 31, 2025 are summarized as follows:

Twelve months ended December 31,	Amount
2026	$90,435,524
2027	10,781,765
2028	5,465,802
2029	2,763,716
2030	2,674,121

Total	$112,120,928

Deposits from directors, executive officers, and their affiliates totaled $2,697,856 and $2,514,749 at December 31, 2025 and 2024, respectively.

Note 7: Borrowed Funds

Borrowed funds consisted of the following at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	3.80%	$1,306,000	4.44%	$4,700,000
Fixed rate, fixed term advances	3.82%	37,062,820	3.82%	19,500,000
Total borrowings		$38,368,820		$24,200,000

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank (“FHLB”) as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

EWSB BANCORP, INC. AND SUBSIDIARY

The following is a summary of scheduled maturities of non-short term borrowed funds as of December 31, 2025:

	Average Rate	Amount
2026	4.10%	$13,000,000
2027	3.99%	12,000,000
2028	3.68%	8,000,000
2029	3.21%	3,163,320
2030	1.79%	899,500

Total		$37,062,820

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the book value of the Company’s qualifying one- to four-family residential real estate loans. The loans pledged as security for FHLB borrowings totaled approximately $66,499,000 and $68,175,000 at December 31, 2025 and December 31, 2024, respectively. FHLB advances are also secured by $2,759,245 and $1,879,971 of FHLB stock owned by the Company at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, the Company has unused borrowing capacity of $26,866,000 based on total collateral pledged as of this date. The Company will be required to purchase FHLB activity stock to support additional borrowings beyond current activity stock holdings.

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

At December 31, 2025 and 2024, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window. The Company had no short-term borrowings through the Federal Reserve discount window and did not pledge securities or loans as of December 31, 2025 and 2024.

At December 31, 2025 and 2024, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

Note 8: Income Taxes

Income Taxes Paid – ASU 2023-09 Disaggregation

The Company did not pay income taxes during the years ended December 31, 2025 and 2024 due to net operating losses incurred during these periods. Pretax net operating income or loss is entirely related to domestic activities. The Company did not have any foreign operations.

EWSB BANCORP, INC. AND SUBSIDIARY

The components of the provision for income taxes are as follows as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Current tax expense (benefit):
Federal	$—	$25,036
State	283	50
Total current	283	25,086

Deferred tax expense (benefit):
Federal	$(318,216)	$(544,446)
State	(127,207)	(216,726)
Total deferred	(445,423)	(761,172)

Valuation allowance
Federal	$2,606,354	$—
State	691,287	—
Total valuation allowance	3,297,641	—

Total provision for income taxes	$2,852,501	$(736,086)

Effective tax rates differ from federal statutory rates applied to financial statement income for the years ended December 31, 2025 and 2024, due to the following:

	December 31, 2025		December 31, 2024
	Amount	% of Pretax Income	Amount	% of Pretax Income

Tax computed at statutory federal rate	$(278,154)	21.0%	$(508,629)	21.0%
State and local income taxes, net of federal benefit	(100,270)	7.6	(170,204)	7.0
Nontaxable or nondeductible items
BOLI income	(53,979)	4.1	(49,702)	2.1
Other adjustments
Other	(12,737)	1.0	(7,551)	0.3
Valuation allowance
Federal	2,606,354	(196.8)	—	—
State	691,287	(52.2)	—	—
Total provision for income taxes	$2,852,501	(215.4)%	$(736,086)	30.4%

EWSB BANCORP, INC. AND SUBSIDIARY

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major components of the net deferred tax assets as of December 31, 2025 and 2024, are presented below:

	December 31, 2025	December 31, 2024
Deferred tax assets
Allowance for credit losses	$303,140	$298,840
Deferred compensation	35,999	41,606
Net operating loss	3,052,960	2,653,705
Unrealized loss on securities available for sale	697,193	1,042,635
Unrealized loss on securities held to maturity	1,147,653	1,431,712
Other	120,372	32,175
Total deferred tax assets	5,357,317	5,500,673

Deferred tax liabilities
Fixed assets	$(77,815)	$(61,017)
Mortgage servicing rights	(103,563)	(91,634)
Other	(33,452)	(21,458)
Total deferred tax liabilities	(214,830)	(174,109)

Total deferred tax assets net of deferred tax liabilities	5,142,487	5,326,564
Valuation allowance	(3,297,641)	—
Net deferred tax asset	$1,844,846	$5,326,564

The Company has federal net operating loss carryforwards totaling approximately $11.4 million and $9.9 million for the tax years ending December 31, 2025 and December 31, 2024, respectively.  Due to tax law changes from the Tax Cuts and Jobs Act, the federal net operating loss carryforwards do not expire.

The Company has Wisconsin net operating loss carryforwards totaling approximately $9.0 million and $7.7 million for the tax years ending December 31, 2025 and December 31, 2024, respectively. The Wisconsin net operating loss carryforwards begin to expire in 2042.

The Company has Minnesota net operating loss carryforwards totaling approximately $1.1 million and $947,000 for the tax years ending December 31, 2025 and December 31, 2024, respectively. The Minnesota net operating loss carryforwards begin to expire in 2037.

During 2025, management continued to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets, including net operating losses for federal and state income tax purposes. A significant piece of objective evidence evaluated is the cumulative taxable losses incurred over the four-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth and taxable income. On the basis of this evaluation, a valuation allowance of $3.3 million has been recorded during the year ended December 31, 2025 to recognize only the portion of the deferred tax asset that is more likely than not to be realized.

With few exceptions, the Company is no longer subject to federal or state examinations by taxing authorities for years before 2021.

Note 9: Employee Benefit Plan

The Company sponsors a 401(k) profit sharing plan covering all employees who meet certain service requirements. Employees are allowed to make voluntary contributions to the plan up to 100% of their compensation, not to exceed the applicable annual IRS dollar limit. The Company matches 100% of up to 5% of employee compensation.

EWSB BANCORP, INC. AND SUBSIDIARY

Employee benefit plan expense included within salary and related benefits on the consolidated statements of operations was approximately $126,000 and $117,000 for 2025 and 2024, respectively.

Note 10: Deferred Compensation

The Company has entered into deferred compensation plans with various executive officers. The plans provide for the payment of specified amounts upon the executive officers' retirement. The liability is being accrued over the anticipated remaining period of employment. The accrued liability for the deferred compensation plans is included within accrued interest payable and other liabilities on the consolidated balance sheets and was $135,693 and $156,826 at December 31, 2025 and 2024, respectively. Deferred compensation expense included within salary and related benefits on the consolidated statements of operations was $6,974 and $8,641 for 2025 and 2024, respectively. Payments made in accordance with the plans totaled $28,116 and $46,316 during 2025 and 2024, respectively.

Note 11: Commitments, Contingencies and Credit Risk

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

The following commitments were outstanding at December 31, 2025 and 2024:

	Commitments to extend credit
	December 31, 2025	December 31, 2024
Commitments to extend credit	$23,823,000	$25,645,000

Commitments to extend credit are agreements to lend to a customer at fixed or variable rates, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained upon extension of credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; real estate; and stocks and bonds.

Due to the nature of its business activities, the Company is at times subject to legal action which arises in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material effect on the financial position or results of operations of the Company.

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

EWSB BANCORP, INC. AND SUBSIDIARY

accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table). It is management’s opinion, as of December 31, 2025, that the Bank meets all applicable statutory capital adequacy requirements.

As of December 31, 2025, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer of 2.5% as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

The Bank’s actual capital amounts and ratios as of December 31, 2025 and December 31, 2024, are presented in the following tables:

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2025

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$17,228	10.8%	≥ $	7,190	≥	4.5%	≥ $	10,385	≥	6.5%
Tier 1 capital (to risk-weighted assets)	17,228	10.8%	≥	9,586	≥	6.0%	≥	12,781	≥	8.0%
Total capital (to risk-weighted assets)	18,501	11.6%	≥	12,781	≥	8.0%	≥	15,977	≥	10.0%
Tier 1 capital (to average assets)	17,228	6.1%	≥	11,264	≥	4.0%	≥	14,080	≥	5.0%

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2024

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$18,520	11.8%	≥ $	7,091	≥	4.5%	≥ $	10,243	≥	6.5%
Tier 1 capital (to risk-weighted assets)	18,520	11.8%	≥	9,455	≥	6.0%	≥	12,606	≥	8.0%
Total capital (to risk-weighted assets)	19,728	12.5%	≥	12,606	≥	8.0%	≥	15,758	≥	10.0%
Tier 1 capital (to average assets)	18,520	6.9%	≥	10,709	≥	4.0%	≥	13,387	≥	5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.0% and its level of total capital to risk-weighted assets at a minimum of 11.0%. At December 31, 2025, the Bank’s tier one capital as a percentage of average total assets capital ratio of 6.1% was not in compliance with the minimum ratios as designated by the Board of Directors. At December 31, 2025, the total capital to risk-weighted assets ratio of 11.6% was in compliance with the minimum ratios as designated by the Board of Directors.

EWSB BANCORP, INC. AND SUBSIDIARY

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a state-chartered savings bank to maintain a net worth ratio in an amount not less than 6.0%. At December 31, 2025, the Bank’s net worth ratio of 4.89% was not in compliance with the minimum requirement.

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of December 31, 2025 and 2024, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

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

EWSB BANCORP, INC. AND SUBSIDIARY

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,187,725	$—	$7,187,725	$—
State and political subdivisions	12,054,019	—	12,054,019	—
Corporate securities	3,047,665	—	3,047,665	—
Total securities available for sale	$22,289,409	$—	$22,289,409	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$142,064	$—	$142,064	$—

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,823,809	$—	$7,823,809	$—
State and political subdivisions	12,138,946	—	12,138,946	—
Corporate securities	2,844,081	—	2,844,081	—
Total securities available for sale	$22,806,836	$—	$22,806,836	$—

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

EWSB BANCORP, INC. AND SUBSIDIARY

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of December 31, 2025, follows:

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$27,632,778	$—	$27,920,369	$—	$27,920,369
U.S. Treasury securities	$8,798,979	$8,829,443	$—	$—	$8,829,443
Loans, net	$189,415,521	$—	$—	$184,275,000	$184,275,000
Financial liabilities:
Interest-bearing deposits	$209,554,301	$—	$198,751,000	$—	$198,751,000
Fixed rate, fixed term FHLB advances	$37,062,820	$—	$37,175,221	$—	$37,175,221

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of December 31, 2024, follows:

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$28,306,633	$—	$27,494,019	$—	$27,494,019
U.S. Treasury securities	$10,699,998	$10,668,607	$—	$—	$10,668,607
Loans, net	$186,354,436	$—	$—	$177,234,000	$177,234,000
Financial liabilities:
Interest-bearing deposits	$222,057,692	$—	$200,557,000	$—	$200,557,000
Fixed rate, fixed term FHLB advances	$19,500,000	$—	$19,459,137	$—	$19,459,137

Note 15: Derivatives

The Company’s objectives in using an interest rate derivative is to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily is using an interest rate swap as part of its interest rate risk management strategy. The aggregate fair value of the swap is recorded in other assets or other liabilities with changes in fair value recorded as gains or losses in noninterest income or noninterest expense on the consolidated statements of income (loss).

The Company is utilizing an interest rate swap agreement as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Fair Value Hedge: An interest rate swap with a notional amount totaling $25.0 million as of December 31, 2025 was designated as a fair value last of layer hedge for certain fixed rate prepayable loans.

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

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net income (loss) applicable to common shares outstanding	$(4,176,956)	$(1,699,811)

Average number of common shares outstanding	752,538	211,780
Less: Average unallocated ESOP shares	48,727	14,557
Average number of common shares outstanding used to calculate basic earnings per share	703,811	197,223
Earnings per common share basic and diluted	$(5.93)	$(8.62)

There were no securities or other contracts that had a dilutive effect during the years ended December 31, 2025 and 2024, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for EPS calculations. All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. Earnings per share for the year ended December 31, 2024 was calculated using 197,223 weighted average shares outstanding which represents zero shares prior to the conversion on September 20, 2024.

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

Each December, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Expense recorded during the year ended December 31, 2025 and 2024, were $24,836 and $28,385, respectively.

Shares held by the ESOP as of December 31, 2025 and 2024, were as follows:

	December 31, 2025	December 31, 2024
Shares committed for allocation	5,268	2,634
Unallocated	47,410	50,044
Total ESOP shares	52,678	52,678

Fair value of unearned shares at December 31, 2025 and 2024	$428,586	$525,962

EWSB BANCORP, INC. AND SUBSIDIARY

Note 18: Condensed Parent Only Financial Information

The Parent Company’s condensed balance sheets and related condensed statements of operations and cash flows are as follows:

Condensed Balance Sheets

	December 31,
	2025	2024
Assets
Noninterest bearing deposit with bank subsidiary	$67,049	$356,460
Investment in subsidiary	12,119,793	14,320,577
Loan - ESOP	475,968	487,752
Land held for sale	435,328	435,328
Other assets	129,570	41,490

TOTAL ASSETS	$13,227,708	$15,641,607

Liabilities and Equity
Liabilities
Other liabilities	$9,782	$14,851
Total liabilities	9,782	14,851

Equity:
Common stock	7,525	7,525
Additional paid-in capital	5,471,260	5,472,763
Retained earnings	13,322,206	17,499,162
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(474,102)	(500,441)
Accumulated other comprehensive income (loss)	(5,108,963)	(6,852,253)

Total stockholders' equity	13,217,926	15,626,756

TOTAL LIABILITIES AND EQUITY	$13,227,708	$15,641,607

Condensed Statements of Operations

	Year Ended December 31,
	2025	2024
Income:
Interest	$39,020	$11,777
Total income	39,020	11,777
Expense:
Interest	—	16,486
Salaries	60,000	15,000
Professional fees	260,076	31,958
Other noninterest expense	7,060	7,102
Total expense	327,136	70,546
Loss before equity in undistributed net income (loss) of subsidiary	(288,116)	(58,769)
Equity in undistributed net income (loss) of subsidiary	(3,968,910)	(1,657,051)
Income (loss) before provision for (benefit from) income taxes	(4,257,026)	(1,715,820)
Provision for (benefit from) income taxes	(80,070)	(16,009)
Net income (loss)	$(4,176,956)	$(1,699,811)

EWSB BANCORP, INC. AND SUBSIDIARY

Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(4,176,956)	$(1,699,811)
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities:
Net decrease (increase) in other assets and liabilities	(93,149)	67,195
Equity in undistributed (income) loss of subsidiary	3,968,910	1,657,051
Total adjustments	3,875,761	1,724,246
Net cash flows (used in) provided by operating activities	(301,195)	24,435

Cash flows from investing activities:
Principal payments on loan to ESOP	11,784	39,028
Net cash flows provided by (used in) provided by investing activities	11,784	39,028

Cash flows from financing activities:
Net proceeds from issuance of common shares	$—	$5,478,242
Loan to ESOP	—	(526,780)
Proceeds from conversion transferred to subsidiary	—	(4,918,928)
Cash transferred from prior holding company	—	210,463
Net cash flows provided by (used in) financing activities	—	242,997

Net change in cash and cash equivalents	(289,411)	306,460
Cash and cash equivalents at beginning of period	356,460	50,000
Cash and cash equivalents at end of period	$67,049	$356,460

Note 19: Segment Information

The Company’s reportable segment is determined by the Chief Executive Officer, who is the designated chief operating decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. The segment is also distinguished by the level of information provided to the chief operating decision maker, who uses such information to review performance of various components of business such as branches and subsidiary bank, which are then aggregated if operating performance, products/services, and customers are similar. The chief operating decision maker will evaluate the financial performance of the Company’s business components such as by evaluation of revenue streams, significant expenses, and budget to actual results in assessing the Company’s segment and in the determination of allocating resources. The chief operating decision maker uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The chief operating decision maker uses consolidated net income (loss) to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in performance assessment and in establishing compensation. Loans, investments, and deposits provide the revenues in the banking operation. Interest expense, provision for credit losses and payroll provide the significant expenses in the banking operation. All operations are domestic.

Note 20: Subsequent Events

In January 2026, the Company sold a pool of approximately 25 adjustable rate 1-4 family real estate loans with an aggregate total principal balance of $6.3 million at a gain of approximately $7,000. The loans carried an average rate of 6.46%. The loans were sold to support balance sheet management for the purpose of providing liquidity to support loan originations.

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

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its Principal Executive Officer and Principal Financial Officer, the Company evaluated the effectiveness of its internal control over financial reporting based on criteria established in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management, including our Principal Executive Officer and Principal Financial Officer, concluded that the Company’s internal control over financial reporting was effective and met the criteria of the “Internal Control — Integrated Framework (2013)” as of December 31, 2025.

During the quarter ended December 31, 2025, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any “non-Rule 10b5-1 trading arrangement,” as that term is used in SEC regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding directors, executive officers and corporate governance of the Company is presented under the headings “Proposal 1 — Election of Directors,” “Corporate Governance — Code of Ethics for Senior Officers” and “— Committees of the Board of Directors — Audit Committee” in the Company’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

The Company’s had no equity compensation plans existing as of December 31, 2025.

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

3.2	Amended and Restated Bylaws of EWSB Bancorp, Inc. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K (Commission File No 000-56690), as filed on March 20, 2026)

4.1

Form of Common Stock Certificate of EWSB Bancorp, Inc. (incorporated by reference to Exhibit 4 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

4.2

Description of EWSB Bancorp, Inc. Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 000-56690), as filed on March 24, 2025)

10.1

Form of Employment Agreement between East Wisconsin Savings Bank and Charles D. Schmalz (incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

10.2

Form of Employment Agreement between East Wisconsin Savings Bank and James E. Mangold (incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

10.3

Form of Employment Agreement between East Wisconsin Savings Bank and Kory J. Schneider (incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

10.5

Salary Continuation Agreement between East Wisconsin Savings Bank and Charles D. Schmalz (incorporated by reference to Exhibit 10.5 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

10.6

Amended and Restated Director Deferred Fee Plan (incorporated by reference to Exhibit 10.6 the Company’s Registration Statement on Form S-1, as amended (Commission File No. 333-277828), as filed on March 11, 2024)

19.1

EWSB Bancorp, Inc Policy Regarding Insider Trading (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (Commission File No. 000-56690, as filed on March 24, 2025)

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

101

Includes the following financial and related information from EWSB Bancorp, Inc.’s Annual Report on Form 10-K as of and for the year ended December 31, 2025, formatted in InlineExtensible Business Reporting Language (iXBRL): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Comprehensive Income, (4) the Consolidated Statements of Changes in Stockholders’ Equity, (5) the Consolidated Statements of Cash Flows, and (6) Notes to Consolidated Financial Statements.

104	The cover page from this Annual Report on Form 10-K formatted in Inline XBRL.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWSB BANCORP, INC.

Date: March 25, 2026	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer