Form 10-Q
period 2026-03-31
EWSB Bancorp, Inc. /MD/
filed 2026-05-11
CIK 2013792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 11, 2026, the Registrant had 752,538 shares of common stock, par value $0.01 per share issued and outstanding.

ii

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$964,642	$1,272,620
Time deposits with other financial institutions	4,500,199	4,499,912
Debt securities available for sale (amortized cost of $24,694,657 and $24,917,350 as of March 31, 2026 and December 31, 2025, respectively)	21,982,711	22,289,409
Debt securities held to maturity (fair value of $33,988,637 and $36,749,812 as of March 31, 2026 and December 31, 2025, respectively)	33,945,648	36,431,757
Loans, net of allowance of $1,166,431 and $1,142,629 as of March 31, 2026 and December 31, 2025, respectively	184,964,182	189,415,521
Land held for sale	435,328	435,328
Office properties and equipment, net	2,316,203	2,357,973
Federal Home Loan Bank stock	2,759,245	2,759,245
Cash value of life insurance	8,024,695	7,956,118
Deferred tax asset, net of allowance of $3,390,991 and $3,297,641 as of March 31, 2026 and December 31, 2025, respectively	1,803,430	1,844,846
Accrued interest receivable and other assets	1,530,628	1,706,597

TOTAL ASSETS	$263,226,911	$270,969,326

Liabilities and Equity
Deposits:
Non-interest bearing	$7,597,399	$7,696,247
Interest bearing	211,404,438	209,554,301
Total deposits	219,001,837	217,250,548
Borrowed funds	29,257,820	38,368,820
Advance payments by borrowers for taxes and insurance	635,165	479,924
Accrued interest payable and other liabilities	1,358,206	1,652,108

Total liabilities	250,253,028	257,751,400

Equity:
Common stock ($0.01 par value, 4,000,000 shares authorized, 752,538 issued and outstanding as of March 31, 2026 and December 31, 2025)	7,525	7,525
Additional paid-in capital	5,470,718	5,471,260
Retained earnings	12,957,426	13,322,206
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(467,517)	(474,102)
Accumulated other comprehensive income (loss)	(4,994,269)	(5,108,963)

Total stockholders' equity	12,973,883	13,217,926

TOTAL LIABILITIES AND EQUITY	$263,226,911	$270,969,326

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2026	2025
Interest and dividend income:
Loans, including fees	$2,349,785	$2,287,479
Securities:
Taxable	234,312	256,037
Tax-exempt	9,393	9,398
Other	87,435	50,815

Total interest and dividend income	2,680,925	2,603,729

Interest expense:
Deposits	1,164,558	1,379,097
Borrowed funds	339,225	262,331

Total interest expense	1,503,783	1,641,428

Net interest and dividend income	1,177,142	962,301
Provision for credit losses	52,893	110,290

Net interest income after provision for credit losses	1,124,249	852,011

Noninterest income:
Service charges on deposit accounts	13,942	14,582
Interchange income	50,694	56,354
Mortgage banking income	46,961	39,308
Gain on sale of mortgage loans	158,735	57,859
Increase in cash value of life insurance	68,576	62,225
Gain on interest rate swap	8,608	—
Other	74,716	90,014

Total noninterest income	422,232	320,342

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited) Continued

	Three Months Ended March 31,
	2026	2025
Noninterest expense:
Salaries and related benefits	1,044,450	1,106,569
Occupancy expense	165,817	167,974
Data processing	258,511	274,338
Advertising	22,314	27,982
FDIC insurance premiums	99,895	56,626
Other	320,274	335,036

Total noninterest expense	1,911,261	1,968,525

Income (loss) before provision for (benefit from) income taxes	(364,780)	(796,172)
Provision for (benefit from) income taxes	—	(227,531)
Net income (loss)	$(364,780)	$(568,641)
Basic and diluted earnings per share	$(0.52)	$(0.81)
Weighted average shares outstanding	705,457	702,823

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(364,780)	$(568,641)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	(84,005)	493,613
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income (loss) from the securities transferred from available for sale to held to maturity	240,115	296,185

Other comprehensive income (loss), before tax	156,110	789,798
Tax effect of other comprehensive income (loss) items	(41,416)	(228,875)

Other comprehensive income (loss), net of tax	114,694	560,923

Comprehensive income (loss)	$(250,086)	$(7,718)

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Equity (unaudited)

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended March 31, 2026
Balance at January 1, 2026	752,538	$7,525	$5,471,260	$13,322,206	$(474,102)	$(5,108,963)	$13,217,926
Net income (loss)	—	—	—	(364,780)	—	—	(364,780)
ESOP shares committed to be released	—	—	(542)	—	6,585	—	6,043
Other comprehensive income (loss)	—	—	—	—	—	114,694	114,694
Balance at March 31, 2026	752,538	$7,525	$5,470,718	$12,957,426	$(467,517)	$(4,994,269)	$12,973,883

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended March 31, 2025
Balance at January 1, 2025	752,538	$7,525	$5,472,763	$17,499,162	$(500,441)	$(6,852,253)	$15,626,756
Net income (loss)	—	—	—	(568,641)	—	—	(568,641)
ESOP shares committed to be released	—	—	462	—	6,585	—	7,047
Other comprehensive income (loss)	—	—	—	—	—	560,923	560,923
Balance at March 31, 2025	752,538	$7,525	$5,473,225	$16,930,521	$(493,856)	$(6,291,330)	$15,626,085

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:	$(487,052)	$(853,108)

Cash flows from investing activities:
Proceeds from maturities and paydowns of securities available for sale	230,894	283,428
Proceeds from maturities and paydowns of securities held to maturity	2,750,000	—
Purchase of FHLB stock	—	(23,811)
Net decrease/(increase) in loans	(1,917,237)	(3,562,678)
Proceeds from sale of loans	6,319,887	—
Purchase of office properties and equipment	—	(46,243)
Net cash flows provided by (used in) investing activities	7,383,544	(3,349,304)

Cash flows from financing activities:
Net change in deposits	1,751,289	126,614
Net change in advance payments by borrowers for taxes and insurance	155,241	377,631
Net increase/(decrease) from FHLB short-term advances activity	(611,000)	4,135,000
Proceeds from FHLB long-term advances	—	8,000,000
Maturities and paydowns of FHLB long-term advances	(8,500,000)	(8,500,000)
Net cash flows provided by (used in) financing activities	(7,204,470)	4,139,245

Net change in cash and cash equivalents	(307,978)	(63,167)
Cash and cash equivalents at beginning of period	1,272,620	1,188,634
Cash and cash equivalents at end of period	$964,642	$1,125,467

Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,477,724	$1,703,995
Taxes	$—	$—

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with GAAP and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related notes of EWSB Bancorp, Inc’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company has not changed its significant accounting and reporting policies from those disclosed in the audited financial statements for the year ended December 31, 2025.

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The determination of the allowance for credit losses and valuation allowance on deferred tax assets are particularly subject to change in the near term. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2026.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (“AFS”) and a held to maturity (“HTM”) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of AFS securities on March 31, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
March 31, 2026
Securities available for sale:
Mortgage-backed securities	$7,831,480	$—	$(888,575)	$6,942,905
State and political subdivisions	13,390,610	—	(1,382,134)	12,008,476
Corporate securities	3,472,567	—	(441,237)	3,031,330
Total securities available for sale	$24,694,657	$—	$(2,711,946)	$21,982,711

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2025
Securities available for sale:
Mortgage-backed securities	$8,053,774	$—	$(866,049)	$7,187,725
State and political subdivisions	13,392,267	—	(1,338,248)	12,054,019
Corporate securities	3,471,309	—	(423,644)	3,047,665
Total securities available for sale	$24,917,350	$—	$(2,627,941)	$22,289,409

There were no sales of securities available for sale during the three months ended March 31, 2026 and 2025.

The following tables show the fair value and gross unrealized losses of AFS debt securities in an unrealized loss position at March 31, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
March 31, 2026
Securities available for sale:
Mortgage-backed securities	$—	$—	$6,942,905	$(888,575)	$6,942,905	$(888,575)
State and political subdivisions	—	—	12,008,476	(1,382,134)	12,008,476	(1,382,134)
Corporate securities	—	—	3,031,330	(441,237)	3,031,330	(441,237)
Totals	$—	$—	$21,982,711	$(2,711,946)	$21,982,711	$(2,711,946)

EWSB BANCORP, INC. AND SUBSIDIARY

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2025
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,187,725	$(866,049)	$7,187,725	$(866,049)
State and political subdivisions	—	—	12,054,019	(1,338,248)	12,054,019	(1,338,248)
Corporate securities	—	—	3,047,665	(423,644)	3,047,665	(423,644)
Totals	$—	$—	$22,289,409	$(2,627,941)	$22,289,409	$(2,627,941)

At March 31, 2026, 48 debt securities designated as AFS were in an unrealized loss position. Based on our analysis of these securities, the decline in value was unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities were included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our AFS securities portfolio were past due as of March 31, 2026. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of March 31, 2026. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	March 31, 2026
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	10,200,437	9,330,440
Due after five years through ten years	6,662,740	5,709,366
Due after ten years	—	—

Subtotal	16,863,177	15,039,806
Mortgage-backed securities	7,831,480	6,942,905
Total	$24,694,657	$21,982,711

EWSB BANCORP, INC. AND SUBSIDIARY

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of HTM securities at March 31, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
March 31, 2026	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$27,332,368	$95,743	$(60,459)	$27,367,652
U.S. Treasury securities	6,613,280	7,705	—	6,620,985
Total securities held to maturity	$33,945,648	$103,448	$(60,459)	$33,988,637

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$27,632,778	$297,140	$(9,549)	$27,920,369
U.S. Treasury securities	8,798,979	30,464	—	8,829,443
Total securities held to maturity	$36,431,757	$327,604	$(9,549)	$36,749,812

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (“CECL”). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our HTM securities portfolio were past due as of March 31, 2026. An allowance for credit losses (“ACL”) is not calculated or recorded based on the implied guarantee of these securities.

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of March 31, 2026. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	March 31, 2026
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$5,928,021	$5,935,417
Due after one year through five years	17,357,658	17,419,817
Due after five years through ten years	10,659,969	10,633,403
Total	$33,945,648	$33,988,637

EWSB BANCORP, INC. AND SUBSIDIARY

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Real estate:
One to four family residential	$125,089,382	$129,672,893
Home equity	1,877,204	1,975,201
Equity line of credit	7,425,238	6,930,038
Construction	12,080,543	12,175,080
Multi-family	1,214,501	1,067,972
Commercial	1,911,470	1,936,965
Commercial installment	3,852,579	3,505,245
Consumer:
Marine and recreational	30,018,988	30,242,927
Other consumer	2,808,206	3,207,401

Subtotal	186,278,111	190,713,722
Allowance for credit losses	(1,166,431)	(1,142,629)
Unearned loan fees	(147,498)	(155,572)
Loans, net	$184,964,182	$189,415,521

Changes in the allowance for the three months ended March 31, 2026 and 2025, are as follows:

	For the three months ended March 31, 2026
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$601,094	$4,034	$—	$—	$605,128
Home equity	9,156	(75)	—	—	9,081
Equity line of credit	32,124	3,796	—	—	35,920
Construction	136,781	(445)	—	—	136,336
Multi-family	4,951	924	—	—	5,875
Commercial	19,727	585	—	—	20,312
Commercial Installment	35,804	14,078	—	—	49,882
Consumer:
Marine and recreational	277,395	28,749	(25,877)	—	280,267
Other consumer	25,597	(2,957)	—	990	23,630
Total	$1,142,629	$48,689	$(25,877)	$990	$1,166,431

EWSB BANCORP, INC. AND SUBSIDIARY

	For the three months ended March 31, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$639,578	$99,815	$—	$—	$739,393
Home equity	11,020	1,640	—	—	12,660
Equity line of credit	28,634	4,417	—	—	33,051
Construction	73,444	26,026	—	—	99,470
Multi-family	6,251	1,576	—	—	7,827
Commercial	30,624	(5,821)	—	—	24,803
Commercial Installment	42,629	(4,062)	—	—	38,567
Consumer:
Marine and recreational	259,197	(52,156)	—	—	207,041
Other consumer	35,045	(7,602)	—	—	27,443
Total	$1,126,422	$63,833	$—	$—	$1,190,255

The ACL on loans excludes $134,989 of allowance for unfunded commitments as of March 31, 2026 and $130,786 as of December 31, 2025 and is recorded within accrued interest payable and other liabilities on the Consolidated Balance Sheets. A provision for credit loss on unfunded loan commitments of $4,203 was made for the three months ended March 31, 2026. A provision for credit loss on unfunded loan commitments of $46,457 was made for three months ended March 31, 2025.

As of March 31, 2026, there were two collateral dependent loans totaling $6,219 in the other consumer loan segment. These loans were secured by automobiles and did not carry a specific allocation to the ACL as of March 31, 2026. Additionally, there was one collateral dependent loan totaling $20,153 in the marine and recreational loan category carrying a specific allocation of $10,153 to the ACL as of March 31, 2026.

As of December 31, 2025, there were three collateral dependent loans totaling $301,838. One of the loans with outstanding principal of $294,557 is in the one-to-four family residential loan category and two loans totaling $7,281 are in the other consumer loan segment and were secured by automobiles. The aforementioned loans do not have a specific allocation to the ACL as of December 31, 2025.

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

EWSB BANCORP, INC. AND SUBSIDIARY

One to four family residential, home equity, equity line of credit, construction, marine and recreational, and other consumer loans are generally evaluated based on whether the loan is performing according to the contractual terms of the loan.

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination at March 31, 2026 and December 31, 2025.

	Total Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total
At March 31, 2026
Real estate
One to four family residential
Performing	$2,454,676	$12,732,865	$17,242,789	$6,944,619	$29,730,034	$55,984,399	$—	$125,089,382
Non performing	—	—	—	—	—	—	—	—
Total one to four family residential	$2,454,676	$12,732,865	$17,242,789	$6,944,619	$29,730,034	$55,984,399	$—	$125,089,382
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Home equity
Performing	$71,478	$294,438	$710,454	$415,789	$278,170	$106,875	$—	$1,877,204
Non performing	—	—	—	—	—	—	—	—
Total home equity	$71,478	$294,438	$710,454	$415,789	$278,170	$106,875	$—	$1,877,204
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$7,425,238	$7,425,238
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$7,425,238	$7,425,238
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Performing	$881,022	$9,476,425	$1,413,870	$117,463	$61,654	$130,109	$—	$12,080,543
Non performing	—	—	—	—	—	—	—	—
Total construction	$881,022	$9,476,425	$1,413,870	$117,463	$61,654	$130,109	$—	$12,080,543
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	$913,222	$—	$—	$—	$—	$301,279	$—	$1,214,501
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$913,222	$—	—	$—	—	$301,279	$—	$1,214,501
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	$—	$58,697	$473,532	$141,286	$969,137	$268,818	$—	$1,911,470
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$—	$58,697	$473,532	$141,286	$969,137	$268,818	$—	$1,911,470
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial installment
Pass	$759,960	$1,186,277	$115,753	$159,661	$207,763	$1,423,165	$—	$3,852,579
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$759,960	$1,186,277	$115,753	$159,661	$207,763	$1,423,165	$—	$3,852,579
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Marine and recreational
Performing	$1,672,392	$5,849,327	$5,110,751	$5,645,335	$1,965,761	$9,755,269	$—	$29,998,835
Non performing	—	—	—	—	20,153	—	—	20,153
Total marine and recreational	$1,672,392	$5,849,327	$5,110,751	$5,645,335	$1,985,914	$9,755,269	$—	$30,018,988
Current year-to-date gross write-offs	—	—	—	—	—	25,877	—	25,877
Other consumer
Performing	$87,128	$600,599	$616,390	$394,613	352,880	$750,377	$—	$2,801,987
Non performing	—	—	—	—	6,219	—	—	6,219
Total other consumer	$87,128	$600,599	$616,390	$394,613	$359,099	$750,377	$—	$2,808,206
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$6,839,878	$30,198,628	$25,683,539	$13,818,766	$33,591,771	$68,720,291	$7,425,238	$186,278,111
Total current year-to-date gross write-offs	—	—	—	—	—	25,877	—	25,877

EWSB BANCORP, INC. AND SUBSIDIARY

	Total Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
At December 31, 2025
Real estate
One to four family residential
Performing	$13,673,316	$19,779,834	$7,998,043	$30,001,104	$10,818,144	$47,107,895	$—	$129,378,336
Non performing	—	—	—	—	—	294,557	—	294,557
Total one to four family residential	$13,673,316	$19,779,834	$7,998,043	$30,001,104	$10,818,144	$47,402,452	$—	$129,672,893
Current year-to-date gross write-offs	—	—	—	—	—	686	—	686
Home equity
Performing	$301,733	$807,240	$465,994	$286,981	$15,261	$97,992	$—	$1,975,201
Non performing	—	—	—	—	—	—	—	—
Total home equity	$301,733	$807,240	$465,994	$286,981	$15,261	$97,992	$—	$1,975,201
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$6,930,038	$6,930,038
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$6,930,038	$6,930,038
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Performing	$9,384,639	$2,475,561	$119,018	$62,686	$—	$133,176	$—	$12,175,080
Non performing	—	—	—	—	—	—	—	—
Total construction	$9,384,639	$2,475,561	$119,018	$62,686	$—	$133,176	$—	$12,175,080
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	$—	$—	$—	$—	$201,072	$866,900	$—	$1,067,972
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	$—	$—	$201,072	$866,900	$—	$1,067,972
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	$59,001	$476,965	$143,525	$978,898	$224,550	$54,026	$—	$1,936,965
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$59,001	$476,965	$143,525	$978,898	$224,550	$54,026	$—	$1,936,965
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial installment
Pass	$1,284,063	$120,517	$164,205	$220,173	$757,869	$958,418	$—	$3,505,245
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$1,284,063	$120,517	$164,205	$220,173	$757,869	$958,418	$—	$3,505,245
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Marine and recreational
Performing	$6,169,142	$5,362,958	$6,046,790	$2,122,067	$393,319	$10,148,651	$—	$30,242,927
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$6,169,142	$5,362,958	$6,046,790	$2,122,067	$393,319	$10,148,651	$—	$30,242,927
Current year-to-date gross write-offs	—	—	—	—	72,030	7,841	—	79,871
Other consumer
Performing	$782,570	$708,503	$484,533	$422,512	103,832	$698,170	$—	$3,200,120
Non performing	—	—	—	—	—	7,281	—	7,281
Total other consumer	$782,570	$708,503	$484,533	$422,512	$103,832	$705,451	$—	$3,207,401
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$31,654,464	$29,731,578	$15,422,108	$34,094,421	$12,514,047	$60,367,066	$6,930,038	$190,713,722
Total current year-to-date gross write-offs	—	—	—	—	72,030	8,527	—	80,557

EWSB BANCORP, INC. AND SUBSIDIARY

Loan aging information as of March 31, 2026 and December 31, 2025, follows:

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
March 31, 2026

Real estate:
One to four family residential	$123,254,273	$1,835,109	$—	$294,557	$—	$—	$125,089,382
Home equity	1,877,204	—	—	—	—	—	1,877,204
Equity line of credit	7,425,238	—	—	—	—	—	7,425,238
Construction	12,080,543	—	—	—	—	—	12,080,543
Multi-family	1,214,501	—	—	—	—	—	1,214,501
Commercial	1,911,470	—	—	—	—	—	1,911,470
Commercial installment	3,852,579	—	—	—	—	—	3,852,579
Consumer
Marine and recreational	29,692,539	306,296	—	—	20,153	—	30,018,988
Other consumer	2,801,987	—	—	7,281	6,219	—	2,808,206

Totals	$184,110,334	$2,141,405	$—	$301,838	$26,372	$—	$186,278,111

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
December 31, 2025

Real estate:
One to four family residential	$128,279,630	$1,098,706	$—	$—	$294,557	$—	$129,672,893
Home equity	1,975,201	—	—	—	—	—	1,975,201
Equity line of credit	6,930,038	—	—	—	—	—	6,930,038
Construction	12,175,080	—	—	—	—	—	12,175,080
Multi-family	1,067,972	—	—	—	—	—	1,067,972
Commercial	1,936,965	—	—	—	—	—	1,936,965
Commercial installment	3,505,245	—	—	—	—	—	3,505,245
Consumer							—
Marine and recreational	30,014,090	228,837	—	—	—	—	30,242,927
Other consumer	3,200,120	—	—	12,704	7,281	—	3,207,401

Totals	$189,084,341	$1,327,543	$—	$12,704	$301,838	$—	$190,713,722

Interest income received on nonaccrual loans is considered to be immaterial to the consolidated financial statements.

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of March 31, 2026 or December 31, 2025.

EWSB BANCORP, INC. AND SUBSIDIARY

A summary of loans to directors, executive officers, and their affiliates as of March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Balance at beginning of period	$16,031	$44,715
New loans	—	—
Repayments	(3,551)	(28,684)

Balance at end of period	$12,480	$16,031

Note 4: Deposits

The composition of deposits at March 31, 2026 and December 31, 2025 is as follows:

	March 31, 2026	December 31, 2025
Non-interest-bearing demand	$7,597,399	$7,696,247
Interest-bearing demand	28,672,762	28,927,813
Savings	29,771,894	29,594,042
Money market	39,394,947	38,911,518
Certificates of deposit	113,564,835	112,120,928

Total deposits	$219,001,837	$217,250,548

The aggregate amount of certificates of deposit in denominations of $250,000 or more at March 31, 2026 and December 31, 2025 was approximately $17,785,000 and $17,866,000, respectively.

The scheduled maturities of certificates of deposit as of March 31, 2026 are summarized as follows:

Twelve months ended March 31,	Amount
2027	$94,910,377
2028	8,874,093
2029	4,835,415
2030	2,914,484
2031	2,030,466

Total	$113,564,835

Deposits from directors, executive officers, and their affiliates totaled $2,749,615 and $2,697,856 at March 31, 2026 and December 31, 2025, respectively.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 5: Borrowed Funds

Borrowed funds consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Weighted Average Rate	Amount	Weighted Average Rate	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	3.79%	$695,000	3.80%	$1,306,000
Fixed rate, fixed term advances	3.74%	28,562,820	3.82%	37,062,820
Total borrowings		$29,257,820		$38,368,820

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank (“FHLB”) as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

The following is a summary of scheduled maturities of non-short term borrowed funds as of March 31, 2026:

	Average Rate	Amount
2026	4.07%	$4,500,000
2027	3.93%	12,000,000
2028	3.68%	8,000,000
2029	3.21%	3,163,320
2030	1.79%	899,500

Total		$28,562,820

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the book value of the Company’s qualifying one- to four-family residential real estate loans. The loans pledged as security for FHLB borrowings totaled approximately $59,481,000 and $66,499,000 at March 31, 2026 and December 31, 2025, respectively. FHLB advances are also secured by $2,759,245 of FHLB stock owned by the Company at March 31, 2026 and December 31, 2025. At March 31, 2026, the Company has unused borrowing capacity of $29,019,000 based on total collateral pledged as of this date. The Company will be required to purchase additional FHLB activity stock to support borrowings beyond current activity stock holdings.

At March 31, 2026 and December 31, 2025, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25.0 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window and had approximately $8.4 million in held to maturity investment securities pledged as of March 31, 2026 and December 31, 2025. The collateral value and related borrowing availability of the pledged securities is approximately $8.1 million as of March 31, 2026 and December 31, 2025. The Company had no short-term borrowings through the Federal Reserve discount window as of March 31, 2026 and December 31, 2025.

At March 31, 2026 and December 31, 2025, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 6: Income Taxes

Management continued to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets, including net operating losses for federal and state income tax purposes. A significant piece of objective negative evidence evaluated is the cumulative taxable losses incurred during the three month period ended March 31, 2026 and during the four preceding calendar years. Such objective negative evidence limits the ability to consider other subjective evidence such as our projections for future growth and taxable income. On the basis of this evaluation, a valuation allowance of $3.4 million and $3.3 million has been recorded as of March 31, 2026 and December 31, 2025, respectively to recognize only the portions of the deferred tax asset that is more likely than not to be realized.

The primary differences between income taxes at the federal statutory rate and the provision for income taxes during the periods presented include state taxes, tax-exempt interest and non-interest income, and the recording of the valuation allowance.

The major components of the net deferred tax assets as of March 31, 2026 and December 31, 2025, are presented below:

	March 31, 2026	December 31, 2025
Deferred tax assets
Net operating losses and temporary differences net of deferred tax liabilities	$3,390,991	$3,297,641
Unrealized loss on securities available for sale and held to maturity	1,803,430	1,844,846

Total deferred tax assets	5,194,421	5,142,487
Valuation allowance	(3,390,991)	(3,297,641)
Net deferred tax asset	$1,803,430	$1,844,846

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table on the next page). It is management’s opinion, as of March 31, 2026, that the Bank meets all applicable statutory capital adequacy requirements.

As of March 31, 2026, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

EWSB BANCORP, INC. AND SUBSIDIARY

The Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025, are presented in the following tables:

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
March 31, 2026

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$16,973	10.7%	≥ $	7,138	≥	4.5%	≥ $	10,311	≥	6.5%
Tier 1 capital (to risk-weighted assets)	16,973	10.7%	≥	9,518	≥	6.0%	≥	12,690	≥	8.0%
Total capital (to risk-weighted assets)	18,274	11.5%	≥	12,690	≥	8.0%	≥	15,863	≥	10.0%
Tier 1 capital (to average assets)	16,973	6.3%	≥	10,732	≥	4.0%	≥	13,415	≥	5.0%

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2025

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$17,228	10.8%	≥ $	7,190	≥	4.5%	≥ $	10,385	≥	6.5%
Tier 1 capital (to risk-weighted assets)	17,228	10.8%	≥	9,586	≥	6.0%	≥	12,781	≥	8.0%
Total capital (to risk-weighted assets)	18,501	11.6%	≥	12,781	≥	8.0%	≥	15,977	≥	10.0%
Tier 1 capital (to average assets)	17,228	6.1%	≥	11,264	≥	4.0%	≥	14,080	≥	5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.0% and its level of total capital to risk-weighted assets at a minimum of 11.0%. At March 31, 2026, the Bank’s tier one capital as a percentage of average total assets capital ratio of 6.3% was not in compliance with the minimum ratio as designated by the Board of Directors. The Bank’s total capital to risk-weighted assets ratio of 11.5% was in compliance with the minimum ratio designated by the Board of Directors.

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a state-chartered savings bank to maintain a net worth ratio in an amount not less than 6%. At March 31, 2026, the Bank’s net worth ratio of 4.99% was not in compliance with the minimum requirement.

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of March 31, 2026 and December 31, 2025, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

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

Fair value hedge – Fair value hedges are classified as Level 2 measurements within the the fair value hierarchy. The fair value measurement is based on the current observable market interest rates.

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$6,942,905	$—	$6,942,905	$—
State and political subdivisions	12,008,476	—	12,008,476	—
Corporate securities	3,031,330	—	3,031,330	—
Total securities available for sale	$21,982,711	$—	$21,982,711	$—

Fair value hedge on fixed rate loans	$23,547	$—	$23,547	$—

EWSB BANCORP, INC. AND SUBSIDIARY

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,187,725	$—	$7,187,725	$—
State and political subdivisions	12,054,019	—	12,054,019	—
Corporate securities	3,047,665	—	3,047,665	—
Total securities available for sale	$22,289,409	$—	$22,289,409	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$142,064	$—	$142,064	$—

Note 9: Fair Value of Financial Instruments

Financial instruments are classified within the fair value hierarchy using the methodologies described in Note 8 – Fair Value Measurements. The following disclosures include financial instruments that are not carried at fair value on the Consolidated Balance Sheets. The calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of March 31, 2026 and December 31, 2025, follows:

	Carrying				Estimated
	Amount				Fair Value
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)	March 31, 2026
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$27,332,368	$—	$27,367,652	$—	$27,367,652
U.S. Treasury securities	$6,613,280	$6,620,985	$—	$—	$6,620,985
Loans, net	$184,964,182	$—	$—	$176,740,000	$176,740,000
Financial liabilities:
Interest-bearing deposits	$211,404,438	$—	$200,417,000	$—	$200,417,000
Fixed rate, fixed term FHLB advances	$28,562,820	$—	$28,520,288	$—	$28,520,288

EWSB BANCORP, INC. AND SUBSIDIARY

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$27,632,778	$—	$27,920,369	$—	$27,920,369
U.S. Treasury securities	$8,798,979	$8,829,443	$—	$—	$8,829,443
Loans, net	$189,415,521	$—	$—	$184,275,000	$184,275,000
Financial liabilities:
Interest-bearing deposits	$209,554,301	$—	$198,751,000	$—	$198,751,000
Fixed rate, fixed term FHLB advances	$37,062,820	$—	$37,175,221	$—	$37,175,221

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

Fair Value Hedge: An interest rate swap with a notional amount totaling $25.0 million as of March 31, 2026 and December 31, 2025 was designated as a fair value last of layer hedge for certain fixed rate prepayable loans.

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

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net income (loss) applicable to common shares outstanding	$(364,780)	$(568,641)

Average number of common shares outstanding	752,538	752,538
Less: Average unallocated ESOP shares	47,081	49,715
Average number of common shares outstanding used to calculate basic earnings per share	705,457	702,823
Earnings per common share basic and diluted	$(0.52)	$(0.81)

EWSB BANCORP, INC. AND SUBSIDIARY

There were no securities or other contracts that had a dilutive effect during the three months ended March 31, 2026 and 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for EPS calculations. All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. Earnings per share for the three months ended March 31, 2026 and 2025 was calculated using 705,457 and 702,823 weighted average shares outstanding, respectively.

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

Each December, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Expense recorded during the three months ended March 31, 2026 and 2025, is $6,043 and $7,047, respectively.

Shares held by the ESOP as of March 31, 2026 and 2025, were as follows:

	March 31, 2026	March 31, 2025
Shares committed for allocation	5,927	3,293
Unallocated	46,751	49,385
Total ESOP shares	52,678	52,678

Fair value of unearned shares at March 31, 2026 and 2025	$467,510	$567,928

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis is intended to enhance your understanding of our financial condition and results of operations. The financial information in this section is derived from the accompanying financial statements. You should read the financial information in this section in conjunction with the business and financial information contained in this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our vulnerability to interest rates;
●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions, tariffs or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical;
●	a potential government shutdown;

●	our ability to comply with the confidential memorandum of understanding (“MOU”) with the Wisconsin Department of Financial Institutions (the “Department”) and the Federal Deposit Insurance Corporation (the “FDIC”);
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and residential real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to execute on our business strategies, including increasing our loan originations;
●	competition among depository and other financial institutions;
●	changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the inability of third-party providers to perform as expected;
●	a failure or breach of our operational or security systems or infrastructure, including cyberattacks;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of March 31, 2026, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets. Total assets decreased $7.7 million, or 2.9%, to $263.2 million at March 31, 2026 from $271.0 million at December 31, 2025. The change was primarily the result of a $4.5 million decrease in portfolio loans due to the sale of approximately $6.3 million in loans, a $2.5 million decrease in securities held-to-maturity, a $308,000 decrease in cash and cash equivalents and time deposits with other financial institutions, and a $307,000 decrease in securities available-for-sale.

Cash and Cash Equivalents and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions decreased $308,000, or 5.3% to $5.5 million at March 31, 2026 from $5.8 million at December 31, 2025. The change was related to general business activity.

Securities Available-for-Sale. Securities available-for-sale declined $307,000, or 1.4%, to $22.0 million at March 31, 2026 from $22.3 million at December 31, 2025. The decrease was primarily due to $223,000 in net maturities of investment securities and principal paydowns on mortgage-backed securities and a $84,000 decrease in the market value of the portfolio due to an increase in market interest rates during the three months ended March 31, 2026. The proceeds from maturities and principal paydowns are utilized to manage balance sheet liquidity.

Securities Held-to-Maturity. Securities held-to-maturity decreased $2.5 million, or 6.8%, to $33.9 million at March 31, 2026 from $36.4 million at December 31, 2025. The decrease in securities held-to-maturity was due to $2.8 million of investment securities maturities offset by $240,000 in amortization of unrealized losses and discounts.

Loans, net. Loans, net decreased $4.5 million, or 2.4%, to $185.0 million at March 31, 2026 from $189.4 million at December 31, 2025. One- to four-family residential, other consumer, marine and recreational, home equity, construction, and commercial real estate loans decreased $4.6 million, $399,000, $224,000, $98,000, $95,000, and $26,000, respectively, to $125.1 million, $2.8 million, $30.0 million, $1.9 million, $12.1 million, and $1.9 million at March 31, 2026, respectively, as a result of the sale of approximately $6.3 million in aggregate principal balances of one- to four- family residential loans in January 2026 and loan payoffs and amortization exceeding productions. These decreases were partially offset by increases in home equity lines of credit, commercial installment, and multi-family loans of $495,000, $347,000, and $146,000, to $7.4 million, $3.9 million, and $1.2 million at March 31, 2026, respectively.

Deposits. Total deposits increased $1.8 million or 0.8% to $219.0 million at March 31, 2026, from $217.2 million at December 31, 2025. Non-interest bearing deposits decreased $99,000, or 1.3%, to $7.6 million at March 31, 2026, compared to $7.7 million at December 31, 2025. Total interest-bearing deposits, other than time deposits, increased approximately $406,000, or 0.4%, to $97.8 million at March 31, 2026, from $97.4 million at December 31, 2025. Certificates of deposit increased $1.4 million, or 1.3%, to $113.5 million at March 31, 2026, from $112.1 million at December 31, 2025. Deposit mix changes were consistent with industry trends as consumers continue to transition to higher yielding money market and term deposits due to the interest rate environment.

Borrowings. We had $29.3 million of borrowings at March 31, 2026 as compared to $38.4 million at December 31, 2025. The decrease of $9.1 million in FHLB borrowings is primarily due to utilizing cash generated from loan sales and maturities of investment securities during the three months ended March 31, 2026 to paydown borrowings.

Stockholders’ Equity. Total stockholders’ equity decreased $244,000 to $13.0 million at March 31, 2026 from $13.2 million at December 31, 2025. Retained earings decreased $341,000 resulting from the net loss incurred for the three months ended March 31, 2026. Accumulated other comprehensive loss decreased $115,000 due to amortization of unrealized holding gains on securities held-to-maturity partially offset by an increase in the unrealized holding loss on securities available-for-sale.

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

	For the Three Months Ended March 31,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$185,075	$2,350	5.15%	$188,789	$2,288	4.92%
Securities available for sale	22,330	116	2.11%	22,911	130	2.30%
Securities held to maturity	35,433	128	1.47%	39,106	135	1.40%
Cash, cash equivalents and other interest-earning assets	11,099	87	3.18%	5,709	51	3.62%
Total interest-earning assets	$253,937	$2,681	4.28%	$256,515	$2,604	4.12%
Noninterest-earning assets	$12,503			$18,327
Total assets	$266,440			$274,842

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,356	$8	0.11%	$36,104	$67	0.75%
Savings deposits	30,236	4	0.05%	30,268	4	0.05%
Money market	39,585	91	0.93%	46,824	107	0.93%
Certificates of deposit	112,903	1,061	3.81%	111,860	1,201	4.35%
Total interest-bearing deposits	$211,080	$1,164	2.24%	$225,056	$1,379	2.48%
Borrowed funds	33,862	339	4.06%	25,783	262	4.12%
Total interest-bearing liabilities	$244,942	$1,503	2.49%	$250,839	$1,641	2.65%
Noninterest-bearing demand deposits	7,734			8,461
Other noninterest-bearing liabilities	2,938			1,766
Total liabilities	255,614			261,066
Total equity	10,826			13,776
Total liabilities and equity	$266,440			$274,842
Net interest income		$1,178			$963
Net interest rate spread (2)			1.79%			1.46%
Net interest-earning assets (3)	$8,995			$5,676
Net interest margin (4)			1.88%			1.51%
Average interest-earning assets to interest-bearing liabilities	103.7%			102.3%
(1)	Net deferred fee income included in interest earned on loans totaled $86,000 for the three months ended March 31, 2026 and $81,000 for the three months ended March 31, 2025.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended March 31,
	2026 vs. 2025
			Total
	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)

Interest-earning assets:
Loans	$(45)	$107	$62
Securities available-for-sale	(3)	(11)	(14)
Securities held-to-maturity	(12)	5	(7)
Cash, cash equivalents and other interest-earning assets	57	(21)	36
Total interest-earning assets	(3)	80	77

Interest-bearing liabilities:
Interest-bearing demand deposits	(14)	(45)	(59)
Savings deposits	—	—	—
Money market	(17)	1	(16)
Certificates of deposit	11	(151)	(140)
Total interest-bearing deposits	(20)	(195)	(215)
Borrowed funds	81	(4)	77
Total interest-bearing liabilities	61	(199)	(138)
Change in net interest income	$(64)	$279	$215

Comparison of Operating Results for the Three Months Ended March 31, 2026 and 2025

Net Income/(Loss). We recorded a net loss of $365,000 for the three months ended March 31, 2026, compared to a net loss of $569,000 for the three months ended March 31, 2025, a decrease in loss of $204,000 year-over-year. The change in year-over-year performance resulted primarily from a $215,000 increase in net interest income due to an overall increase in yield on average earning assets and decline in funding cost on interest-bearing liabilities, a decline of $57,000 in the provision for credit losses, a $102,000 increase in noninterest income, and a decline of $57,000 in noninterest expense offset by a $228,000 decline in the benefit from income taxes.

Interest and Dividend Income. Interest and dividend income increased $77,000 or 3.0%, to $2.7 million for the three months ended March 31, 2026, from $2.6 million for the three months ended March 31, 2025, due to a $62,000 increase in interest and fees on loans and a $36,000 increase in interest and dividends on other investment offset by a $21,000 decline in interest on investment securities. The increase in interest and fees on loans was primarily due to an increase of 23 basis points in the weighted average yield on the loan portfolio to 5.15% for the three months ended March 31, 2026 from 4.92% for the same period in 2025. Average loan balances declined $3.7 million for the three months ended March 31, 2026 compared to the same period in 2025. Interest and dividend income on securities and other investments increased $15,000 to $331,000 for the three months ended March 31, 2026 primarily due to an increase in dividends on Federal Home Loan Bank stock holdings offset by the interest income impact of a $4.0 million decline in average investment securities balances related to maturities and paydowns during the three months ended March 31, 2026.

Interest Expense. Total interest expense decreased $138,000, or 8.4%, to $1.5 million for the three months ended March 31, 2026, from $1.6 million for the three months ended March 31, 2025. Interest expense on deposits decreased $215,000 or 15.6%, to $1.2 million for the three months ended March 31, 2026 compared to $1.4 million for the three months ended March 31, 2025, due primarily to a decrease in the weighted average rate paid on interest-bearing demand deposits of 64 basis points to 0.11% for the three months ended March 31, 2026 from 0.75% for the three months ended March 31, 2025 combined with a decrease in the average balance of such deposits of $7.7 million related to brokered deposits utilized during the same period in the prior year. Brokered deposits were not used during the three months ended March 31, 2026. Interest expense on time deposits declined $140,000 to $1.1 million for the three months ended March 31, 2026 compared to $1.2 million for the three months ended March 31, 2025 due to a 54 basis point decline in average cost of funds to 3.81% from 4.35% during the same period in the prior year.

Interest expense on borrowed funds increased $77,000, or 29.3%, to $339,000 for the three months ended March 31, 2026, from $262,000 for the three months ended March 31, 2025. The rate paid on borrowed funds decreased six basis points to 4.06% for the three months ended March 31, 2026, from 4.12% for the three months ended March 31, 2025 while the average balance of borrowed funds increased $8.1 million, or 31.3%, to $33.9 million for the three months ended March 31, 2026 from $25.8 million for the three months ended March 31, 2025. The increase in the average balance was generally related to the measured use of borrowings to offset brokered deposit outflows.

Net Interest Income. Net interest income increased $215,000 or 22.3%, to $1.2 million for the three months ended March 31, 2026 from $1.0 million for the three months ended March 31, 2025, primarily due to an increase in the interest rate spread to 1.79% for the three months ended March 31, 2026 from 1.47% for the three months ended March 31, 2025 and an increase in the net interest margin to 1.88% for the three months ended March 31, 2026, from 1.51% for the three months ended March 31, 2025. The increases in the interest rate spread and the net interest margin were primarily due to an improvement in yield on total interest-earnings assets of 16 basis points resulting from an increase of loan yield of 23 basis points to 5.15% for the three months ended March 31, 2026 compared to 4.92% for the three months ended March 31, 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL on loans and unfunded loan commitments, a net provision of $53,000 comprising of a provision of $49,000 to the ACL on loans and a provision of $4,000 to the ACL for unfunded loan commitments was recorded for the three months ended March 31, 2026, compared to a provision of $64,000 to the ACL on loans and $46,000 to the ACL for unfunded commitments in the same period in 2025.

Noninterest Income. Noninterest income increased $102,000, or 31.8%, to $422,000 for the three months ended March 31, 2026 from $320,000 for the three months ended March 31, 2025. The increase resulted primarily from an $8,000 increase in mortgage banking income, a $101,000 increase in gain on sale of mortgage loans, a $9,000 increase in the gain on interest rate swap, and a $6,000 increase in bank owned life insurance income. These increases were partially offset on a comparative basis related to a $15,000 decrease in other income related to a reduction in revenue in our investment group and title insurance activities and a $6,000 decrease in debit card interchange income. The table below sets forth our noninterest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
Service charges on deposit accounts	$13,942	$14,582	$(640)	(4.4)%
Interchange income	50,694	56,354	(5,660)	(10.0)%
Mortgage banking income	46,961	39,308	7,653	19.5%
Gain on sale of mortgage loans	158,735	57,859	100,876	174.3%
Increase in cash value of life insurance	68,576	62,225	6,351	10.2%
Gain on interest rate swap	8,608	—	8,608	—%
Other	74,716	90,014	(15,298)	(17.0)%
Total noninterest income	$422,232	$320,342	$101,890	31.8%

Noninterest Expense. Noninterest expense decreased $57,000, or 2.9%, to $1.9 million for the three months ended March 31, 2026 from $2.0 million for the three months ended March 31, 2025. Salary and benefit expenses decreased $62,000 due to reduction in number of employees, data processing and information technology expense decreased $16,000 due to a reduction in network management costs, and other noninterest expense decreased $15,000 due a decline in legal services and general expense. The decrease in noninterest expense was partially offset by a $43,000 increase in FDIC insurance premiums. The table below sets forth our noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change
	2026	2025	Amount	Percent
Salaries and related benefits	$1,044,450	$1,106,569	$(62,119)	(5.6)%
Occupancy expense, net	165,817	167,974	(2,157)	(1.3)%
Data processing	258,511	274,338	(15,827)	(5.8)%
Advertising	22,314	27,982	(5,668)	(20.3)%
FDIC insurance premiums	99,895	56,626	43,269	76.4%
Other	320,274	335,036	(14,762)	(4.4)%
Total noninterest expense	$1,911,261	$1,968,525	$(57,264)	(2.9)%

Income Tax Expense. We did not record income tax expense or benefit for the three months ended March 31, 2026 compared to benefit of $227,000 for the three months ended March 31, 2025. The current year change in the deferred tax valuation allowance of $93,000 was offset by an equal deferred tax benefit.

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

Management of interest rate risk is one of the Bank’s highest priorities. Pursuant to our asset/liability management policy, we are seeking to implement the following strategies to further improve the management of our interest rate risk:

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

The following table sets forth, as of March 31, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At March 31, 2026
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$4,743	(1.17)%
200	4,758	(0.85)%
100	4,782	(0.35)%
Level	4,799	—%
(100)	4,858	1.23%
(200)	4,933	2.79%
(300)	5,016	4.52%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at March 31, 2026, we would have experienced a 0.85% decrease in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 2.79% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of March 31, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At March 31, 2026
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$12,298	$(4,775)	(27.97)%
200	13,762	(3,311)	(19.39)%
100	15,385	(1,688)	(9.89)%
Level	17,073	n/a	—%
(100)	18,871	1,798	10.53%
(200)	20,696	3,623	21.22%
(300)	22,201	5,128	30.04%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The table above indicates that at March 31, 2026, we would have experienced a 19.39% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 21.22% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates. The change in EVE that we would experience in the event of an instantaneous parallel 200 basis point increase and decrease in market interest rates is outside of the limits set forth in the Bank’s asset/liability management policy. While the Bank has developed policies and procedures that it believes will help reduce its interest rate exposure, any targeted improvement is expected to be realized gradually given the constraints imposed by the Bank’s current balance sheet composition and capital structure as well as regulatory requirements.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank has a process to project the sources and uses of funds over short- and long-term horizons, and, in concert with our asset/liability management policy, has guidelines to identify potential funding gaps. Further, we have an early warning system for measuring and monitoring liquidity, including through the establishment of early warning indicators.

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At March 31, 2026, we had outstanding advances of $29.3 million from the FHLB. At March 31, 2026, we had unused borrowing capacity of $29.0 million from the FHLB. At March 31, 2026, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at March 31, 2026 we had a $6.0 million federal funds line of credit with a correspondent bank. We have not drawn against the Discount Window or the federal funds line of credit.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this filing.

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

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6.0% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At March 31, 2026 and December 31, 2025, we had a net worth ratio of 4.99% and 4.89%, respectively.

At March 31, 2026 and December 31, 2025, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. However, we operate under an MOU with the Department and the FDIC pursuant to which, among other things, we have agreed to achieve and maintain Tier 1 capital and total risk-based capital ratio levels above that which are required under federal regulatory capital regulations and a net worth ratio (as defined under Wisconsin law) of 6.0%. At March 31, 2026, we had Tier 1 capital equal to 6.3% of total average assets, total risk-based capital equal to 11.5% of risk-weighted assets and a net worth ratio of 4.99%. At December 31, 2025, we had Tier 1 capital equal to 6.1% of total average assets, total risk-based capital equal to 11.6% of risk-weighted assets and a net worth ratio of 4.89%.

We are considering implementing a private offering of up to $3.5 million of our common stock. If conducted, we anticipate such offering would be made only to stockholders of the Company as of April 1, 2026, that qualify as “accredited investors”, as such term is defined by the Securities and Exchange Commission. Any securities issued in such an offering (1) will not be registered under the Securities Act of 1933, as amended (the “Securities Act”) and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements, and (2) will be offered and sold in reliance upon exemptions from registration under the Securities Act and state securities laws.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At March 31, 2026, we had outstanding commitments to extend credit of $26.4 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from March 31, 2026 totaled $94.9 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on a quarterly basis. Our losses related to the unfunded commitments as of March 31, 2026 were estimated to be $135,000. We have provisioned for this exposure and recorded a reserve of $135,000 as of March 31, 2026.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

3.1	Articles of Incorporation of EWSB Bancorp, Inc. (1)

3.2	Articles Supplementary of EWSB Bancorp, Inc. for Series A Junior Non-Voting Participating Preferred Stock. (2)
3.3	Amended and Restated Bylaws of EWSB Bancorp, Inc. (3)
4	Form of Common Stock of EWSB Bancorp, Inc. (4)
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2026, (ii) Consolidated Statements of Income for the three months ended March 31, 2026, (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026, (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and (vi) Notes to Consolidated Financial Statements for the three months ended March 31, 2026.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, (Commission File No. 333-277828), initially filed on March 11, 2024.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-56690, filed on April 24, 2026.
(3)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K (Commission File No. 000-56690, filed on March 20, 2026.
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-277828), initially filed on March 11, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWSB BANCORP, INC.

Date: May 11, 2026	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer