Form 10-Q
period 2026-06-30
EWSB Bancorp, Inc. /MD/
filed 2026-08-12
CIK 2013792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 12, 2026, the Registrant had 1,014,220 shares of common stock, par value $0.01 per share issued and outstanding.

ii

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$6,681,903	$1,272,620
Time deposits with other financial institutions	4,000,480	4,499,912
Debt securities available for sale (amortized cost of $24,444,328 and $24,917,350 as of June 30, 2026 and December 31, 2025, respectively)	21,714,164	22,289,409
Debt securities held to maturity (fair value of $30,989,413 and $36,749,812 as of June 30, 2026 and December 31, 2025, respectively)	31,187,920	36,431,757
Loans, net of allowance of $1,182,780 and $1,142,629 as of June 30, 2026 and December 31, 2025, respectively	185,870,923	189,415,521
Land held for sale	435,328	435,328
Office properties and equipment, net	2,296,414	2,357,973
Federal Home Loan Bank stock	2,702,857	2,759,245
Cash value of life insurance	8,094,592	7,956,118
Deferred tax asset, net of allowance of $3,483,557 and $3,297,641 as of June 30, 2026 and December 31, 2025, respectively	1,748,103	1,844,846
Accrued interest receivable and other assets	1,251,867	1,706,597

TOTAL ASSETS	$265,984,551	$270,969,326

Liabilities and Equity
Deposits:
Non-interest bearing	$10,750,903	$7,696,247
Interest bearing	214,112,879	209,554,301
Total deposits	224,863,782	217,250,548
Borrowed funds	23,417,549	38,368,820
Advance payments by borrowers for taxes and insurance	1,308,820	479,924
Accrued interest payable and other liabilities	1,175,014	1,652,108

Total liabilities	250,765,165	257,751,400

Equity:
Common stock ($0.01 par value, 4,000,000 shares authorized, 1,014,220 and 752,538 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	10,142	7,525
Additional paid-in capital	7,875,799	5,471,260
Retained earnings	12,642,902	13,322,206
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(460,932)	(474,102)
Accumulated other comprehensive income (loss)	(4,848,525)	(5,108,963)

Total stockholders' equity	15,219,386	13,217,926

TOTAL LIABILITIES AND EQUITY	$265,984,551	$270,969,326

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$2,343,082	$2,445,883	$4,692,867	$4,733,362
Securities:
Taxable	227,050	248,610	461,362	504,647
Tax-exempt	9,385	9,391	18,778	18,789
Other	84,661	55,979	172,096	106,794

Total interest and dividend income	2,664,178	2,759,863	5,345,103	5,363,592

Interest expense:
Deposits	1,173,429	1,266,512	2,337,987	2,645,609
Borrowed funds	263,931	365,223	603,156	627,554

Total interest expense	1,437,360	1,631,735	2,941,143	3,273,163

Net interest and dividend income	1,226,818	1,128,128	2,403,960	2,090,429
Provision for credit losses	49,301	15,373	102,194	125,663

Net interest income after provision for credit losses	1,177,517	1,112,755	2,301,766	1,964,766

Noninterest income:
Service charges on deposit accounts	18,652	19,929	32,594	34,511
Interchange income	53,946	60,169	104,640	116,523
Mortgage banking income	51,927	69,641	98,888	108,949
Gain on sale of mortgage loans	102,195	57,311	260,930	115,170
Increase in cash value of life insurance	69,898	63,501	138,474	125,726
Gain on interest rate swap	5,864	—	14,472	—
Other	97,851	89,395	172,567	179,409

Total noninterest income	400,333	359,946	822,565	680,288

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited) Continued

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Noninterest expense:
Salaries and related benefits	1,027,550	1,083,914	2,072,000	2,190,483
Occupancy expense	138,868	152,910	304,685	320,884
Data processing	267,358	348,129	525,869	622,467
Advertising	29,125	32,066	51,439	60,048
FDIC insurance premiums	140,232	73,910	240,127	130,536
Other	289,241	206,462	609,515	541,498

Total noninterest expense	1,892,374	1,897,391	3,803,635	3,865,916

Income (loss) before provision for (benefit from) income taxes	(314,524)	(424,690)	(679,304)	(1,220,862)
Provision for (benefit from) income taxes	—	(146,030)	—	(373,561)
Net income (loss)	$(314,524)	$(278,660)	$(679,304)	$(847,301)
Basic and diluted earnings per share	$(0.44)	$(0.40)	$(0.96)	$(1.21)
Weighted average shares outstanding	711,867	703,482	708,678	703,152

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$(314,524)	$(278,660)	$(679,304)	$(847,301)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	(18,218)	304,078	(102,223)	797,692
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income (loss) from the securities transferred from available for sale to held to maturity	219,290	245,531	459,405	541,716

Other comprehensive income (loss), before tax	201,072	549,609	357,182	1,339,408
Tax effect of other comprehensive income (loss) items	(55,328)	(126,470)	(96,744)	(355,346)

Other comprehensive income (loss), net of tax	145,744	423,139	260,438	984,062

Comprehensive income (loss)	$(168,780)	$144,479	$(418,866)	$136,761

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Equity (unaudited)

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended June 30, 2026
Balance at March 31, 2026	752,538	$7,525	$5,470,718	$12,957,426	$(467,517)	$(4,994,269)	$12,973,883
Net income (loss)	—	—	—	(314,524)	—	—	(314,524)
Proceeds of stock offering and issuance of common shares (net of issuance cost of $208,857)	261,682	2,617	2,405,346	—	—	—	2,407,963
ESOP shares committed to be released	—	—	(265)	—	6,585	—	6,320
Other comprehensive income (loss)	—	—	—	—	—	145,744	145,744
Balance at June 30, 2026	1,014,220	$10,142	$7,875,799	$12,642,902	$(460,932)	$(4,848,525)	$15,219,386

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Six Months Ended June 30, 2026
Balance at January 1, 2026	752,538	$7,525	$5,471,260	$13,322,206	$(474,102)	$(5,108,963)	$13,217,926
Net income (loss)	—	—	—	(679,304)	—	—	(679,304)
Proceeds of stock offering and issuance of common shares (net of issuance cost of $208,857)	261,682	2,617	2,405,346	—	—	—	2,407,963
ESOP shares committed to be released	—	—	(807)	—	13,170	—	12,363
Other comprehensive income (loss)	—	—	—	—	—	260,438	260,438
Balance at June 30, 2026	1,014,220	$10,142	$7,875,799	$12,642,902	$(460,932)	$(4,848,525)	$15,219,386

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended June 30, 2025
Balance at March 31, 2025	752,538	$7,525	$5,473,225	$16,930,521	$(493,856)	$(6,291,330)	$15,626,085
Net income (loss)	—	—	—	(278,660)	—	—	(278,660)
ESOP shares committed to be released	—	—	(373)	—	6,585	—	6,212
Other comprehensive income (loss)	—	—	—	—	—	423,139	423,139
Balance at June 30, 2025	752,538	$7,525	$5,472,852	$16,651,861	$(487,271)	$(5,868,191)	$15,776,776

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Six Months Ended June 30, 2025
Balance at January 1, 2025	752,538	$7,525	$5,472,763	$17,499,162	$(500,441)	$(6,852,253)	$15,626,756
Net income (loss)	—	—	—	(847,301)	—	—	(847,301)
ESOP shares committed to be released	—	—	89	—	13,170	—	13,259
Other comprehensive income (loss)	—	—	—	—	—	984,062	984,062
Balance at June 30, 2025	752,538	$7,525	$5,472,852	$16,651,861	$(487,271)	$(5,868,191)	$15,776,776

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:	$(713,025)	$(1,297,818)

Cash flows from investing activities:
Maturities of time deposits with other financial institutions	500,000	—
Proceeds from maturities and paydowns of securities available for sale	486,683	1,092,364
Proceeds from maturities and paydowns of securities held to maturity	5,750,000	750,000
Redemption/(purchase) of FHLB stock	56,388	(596,248)
Net decrease/(increase) in loans	(2,867,376)	(9,988,437)
Proceeds from sale of loans	6,319,887	—
Purchase of office properties and equipment	(22,096)	(52,122)
Net cash flows provided by (used in) investing activities	10,223,486	(8,794,443)

Cash flows from financing activities:
Net change in deposits	7,613,234	(9,373,677)
Net change in advance payments by borrowers for taxes and insurance	828,896	943,027
Net increase/(decrease) from FHLB short-term advances activity	(1,306,000)	(2,932,000)
Proceeds from FHLB long-term advances	6,354,729	34,000,000
Maturities and paydowns of FHLB long-term advances	(20,000,000)	(11,000,000)
Proceeds from issuance of common stock, net of costs	2,407,963	—
Net cash flows provided by (used in) financing activities	(4,101,178)	11,637,350

Net change in cash and cash equivalents	5,409,283	1,545,089
Cash and cash equivalents at beginning of period	1,272,620	1,188,634
Cash and cash equivalents at end of period	$6,681,903	$2,733,723

Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,997,625	$3,336,430
Taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Organization

EWSB Bancorp, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was formed to serve as the holding company for East Wisconsin Savings Bank (the “Bank”), upon conversion of Wisconsin Mutual Bancorp, MHC to the stock form of organization, which was completed on September 20, 2024. In connection with the conversion, the Company sold 752,538 shares of common stock, par value $0.01, including 52,678 shares sold to the Bank’s Employee Stock Ownership Plan, at $10.00 per share in its subscription offering for gross proceeds (before deducting offering expenses) of approximately $7.5 million. On June 29, 2026, the Company issued 261,682 shares of common stock, par value $0.01 per share, at $10.00 per share pursuant to a private placement for gross proceeds of approximately $2.6 million. The private placement was conducted as a rights offering to eligible holders of the Company’s common stock. The Company currently has 1,014,220 shares of common stock outstanding. The Company’s common stock is traded on the OTCQB Market under the trading symbol “EWSB”.

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

Basis of Presentation

The accompanying unaudited Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited financial statements and related notes of EWSB Bancorp, Inc.’s Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company has not changed its significant accounting and reporting policies from those disclosed in the audited financial statements for the year ended December 31, 2025.

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The determination of the allowance for credit losses and valuation allowance on deferred tax assets are particularly subject to change in the near term. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2026.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (“AFS”) and a held to maturity (“HTM”) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of AFS securities on June 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
June 30, 2026
Securities available for sale:
Mortgage-backed securities	$7,581,567	$—	$(909,554)	$6,672,013
State and political subdivisions	13,388,934	—	(1,380,468)	12,008,466
Corporate securities	3,473,827	—	(440,142)	3,033,685
Total securities available for sale	$24,444,328	$—	$(2,730,164)	$21,714,164

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2025
Securities available for sale:
Mortgage-backed securities	$8,053,774	$—	$(866,049)	$7,187,725
State and political subdivisions	13,392,267	—	(1,338,248)	12,054,019
Corporate securities	3,471,309	—	(423,644)	3,047,665
Total securities available for sale	$24,917,350	$—	$(2,627,941)	$22,289,409

There were no sales of AFS securities during the six months ended June 30, 2026 and 2025.

The following tables show the fair value and gross unrealized losses of AFS debt securities in an unrealized loss position at June 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
June 30, 2026
Securities available for sale:
Mortgage-backed securities	$—	$—	$6,672,013	$(909,554)	$6,672,013	$(909,554)
State and political subdivisions	—	—	12,008,466	(1,380,468)	12,008,466	(1,380,468)
Corporate securities	—	—	3,033,685	(440,142)	3,033,685	(440,142)
Totals	$—	$—	$21,714,164	$(2,730,164)	$21,714,164	$(2,730,164)

EWSB BANCORP, INC. AND SUBSIDIARY

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2025
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,187,725	$(866,049)	$7,187,725	$(866,049)
State and political subdivisions	—	—	12,054,019	(1,338,248)	12,054,019	(1,338,248)
Corporate securities	—	—	3,047,665	(423,644)	3,047,665	(423,644)
Totals	$—	$—	$22,289,409	$(2,627,941)	$22,289,409	$(2,627,941)

At June 30, 2026, 48 debt securities designated as AFS were in an unrealized loss position. Based on our analysis of these securities, the decline in value was unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities were included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our AFS securities portfolio were past due as of June 30, 2026. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of June 30, 2026. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	June 30, 2026
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	11,186,134	10,175,174
Due after five years through ten years	5,676,627	4,866,977
Due after ten years	—	—

Subtotal	16,862,761	15,042,151
Mortgage-backed securities	7,581,567	6,672,013
Total	$24,444,328	$21,714,164

EWSB BANCORP, INC. AND SUBSIDIARY

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of HTM securities at June 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
June 30, 2026	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$27,530,412	$8,419	(203,628)	$27,335,203
U.S. Treasury securities	3,657,508	640	(3,938)	3,654,210
Total securities held to maturity	$31,187,920	$9,059	$(207,566)	$30,989,413

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$27,632,778	$297,140	$(9,549)	$27,920,369
U.S. Treasury securities	8,798,979	30,464	—	8,829,443
Total securities held to maturity	$36,431,757	$327,604	$(9,549)	$36,749,812

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (“CECL”). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our HTM securities portfolio were past due as of June 30, 2026. An allowance for credit losses (“ACL”) is not calculated or recorded based on the implied guarantee of these securities.

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of June 30, 2026. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	June 30, 2026
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$2,966,740	$2,968,043
Due after one year through five years	17,936,953	17,852,846
Due after five years through ten years	10,284,227	10,168,524
Total	$31,187,920	$30,989,413

EWSB BANCORP, INC. AND SUBSIDIARY

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Real estate:
One to four family residential	$125,354,683	$129,672,893
Home equity	1,869,908	1,975,201
Equity line of credit	8,177,998	6,930,038
Construction	12,786,675	12,175,080
Multi-family	1,201,689	1,067,972
Commercial	1,886,056	1,936,965
Commercial installment	3,694,907	3,505,245
Consumer:
Marine and recreational	29,664,230	30,242,927
Other consumer	2,580,142	3,207,401

Subtotal	187,216,288	190,713,722
Allowance for credit losses	(1,182,780)	(1,142,629)
Unearned loan fees	(162,585)	(155,572)
Loans, net	$185,870,923	$189,415,521

Changes in the allowance for the three and six months ended June 30, 2026 and 2025, are as follows:

	For the three months ended June 30, 2026
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$605,128	$(71,543)	$—	$—	$533,585
Home equity	9,081	(1,122)	—	—	7,959
Equity line of credit	35,920	(1,110)	—	—	34,810
Construction	136,336	6,934	—	—	143,270
Multi-family	5,875	(760)	—	—	5,115
Commercial	20,312	(423)	—	—	19,889
Commercial installment	49,882	(2,341)	—	—	47,541
Consumer:
Marine and recreational	280,267	108,862	(27,840)	—	361,289
Other consumer	23,630	4,902	—	790	29,322
Total	$1,166,431	$43,399	$(27,840)	$790	$1,182,780

	For the six months ended June 30, 2026
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$601,094	$(67,509)	$—	$—	$533,585
Home equity	9,156	(1,197)	—	—	7,959
Equity line of credit	32,124	2,686	—	—	34,810
Construction	136,781	6,489	—	—	143,270
Multi-family	4,951	164	—	—	5,115
Commercial	19,727	162	—	—	19,889
Commercial installment	35,804	11,737	—	—	47,541
Consumer:
Marine and recreational	277,395	137,611	(53,717)	—	361,289
Other consumer	25,597	1,945	—	1,780	29,322
Total	$1,142,629	$92,088	$(53,717)	$1,780	$1,182,780

EWSB BANCORP, INC. AND SUBSIDIARY

	For the three months ended June 30, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$739,393	$(46,277)	$—	$—	$693,116
Home equity	12,660	(1,735)	—	—	10,925
Equity line of credit	33,051	2,853	—	—	35,904
Construction	99,470	21,162	—	—	120,632
Multi-family	7,827	(1,505)	—	—	6,322
Commercial	24,803	(1,510)	—	—	23,293
Commercial Installment	38,567	(1,210)	—	—	37,357
Consumer:
Marine and recreational	207,041	35,853	—	—	242,894
Other consumer	27,443	(1,534)	—	—	25,909
Total	$1,190,255	$6,097	$—	$—	$1,196,352

	For the six months ended June 30, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$639,578	$53,538	$—	$—	$693,116
Home equity	11,020	(95)	—	—	10,925
Equity line of credit	28,634	7,270	—	—	35,904
Construction	73,444	47,188	—	—	120,632
Multi-family	6,251	71	—	—	6,322
Commercial	30,624	(7,331)	—	—	23,293
Commercial Installment	42,629	(5,272)	—	—	37,357
Consumer:
Marine and recreational	259,197	(16,303)	—	—	242,894
Other consumer	35,045	(9,136)	—	—	25,909
Total	$1,126,422	$69,930	$—	$—	$1,196,352

The ACL on loans excludes $140,892 of allowance for unfunded commitments as of June 30, 2026 and $130,786 as of December 31, 2025 which is recorded within accrued interest payable and other liabilities on the Consolidated Balance Sheets. A provision for credit loss on unfunded loan commitments of $5,902 and $9,276 was made for the three months ended June 30, 2026 and 2025, respectively. A provision for credit loss on unfunded loan commitments of $10,106 and $55,733 was made for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026, there was one collateral dependent loan totaling $72,901 in the one-to-four family real estate loan segment secured by a residential property and did not carry a specific allocation to the ACL. There was one collateral dependent loan totaling $44,064 in the marine and recreational loan segment secured by a boat and did not carry a specific allocation to the ACL as of June 30, 2026. Additionally, there was one collateral dependent loan totaling $40,665 in the marine and recreational loan segment carrying a specific allocation of $24,165 to the ACL as of June 30, 2026.

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

EWSB BANCORP, INC. AND SUBSIDIARY

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

EWSB BANCORP, INC. AND SUBSIDIARY

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination at June 30, 2026 and December 31, 2025.

	Total Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total
At June 30, 2026
Real estate
One to four family residential
Performing	$5,974,095	$13,673,406	$16,215,541	$6,909,020	$28,844,335	$53,665,385	$—	$125,281,782
Non performing	—	72,901	—	—	—	—	—	72,901
Total one to four family residential	$5,974,095	$13,746,307	$16,215,541	$6,909,020	$28,844,335	$53,665,385	$—	$125,354,683
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Home equity
Performing	$328,439	$286,402	$647,673	$238,263	$268,838	$100,293	$—	$1,869,908
Non performing	—	—	—	—	—	—	—	—
Total home equity	$328,439	$286,402	$647,673	$238,263	$268,838	$100,293	$—	$1,869,908
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$8,177,998	$8,177,998
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$8,177,998	$8,177,998
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Performing	$2,661,426	$8,467,051	$1,354,944	$115,672	$60,610	$126,972	$—	$12,786,675
Non performing	—	—	—	—	—	—	—	—
Total construction	$2,661,426	$8,467,051	$1,354,944	$115,672	$60,610	$126,972	$—	$12,786,675
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	$907,647	$—	$—	$—	$—	$294,042	$—	$1,201,689
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$907,647	$—	—	$—	—	$294,042	$—	$1,201,689
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	$—	$58,388	$470,056	$139,018	$959,688	$258,906	$—	$1,886,056
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$—	$58,388	$470,056	$139,018	$959,688	$258,906	$—	$1,886,056
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial installment
Pass	$1,122,851	$811,099	$110,938	$155,968	$194,544	$1,299,507	$—	$3,694,907
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$1,122,851	$811,099	$110,938	$155,968	$194,544	$1,299,507	$—	$3,694,907
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Marine and recreational
Performing	$3,482,962	$5,293,500	$4,817,316	$5,256,810	$1,846,844	$8,898,569	$—	$29,596,001
Non performing	—	—	—	24,165	—	44,064	—	68,229
Total marine and recreational	$3,482,962	$5,293,500	$4,817,316	$5,280,975	$1,846,844	$8,942,633	$—	$29,664,230
Current year-to-date gross write-offs	—	—	—	—	27,840	25,877	—	53,717
Other consumer
Performing	$232,082	$558,587	$504,037	$327,600	299,317	$658,519	$—	$2,580,142
Non performing	—	—	—	—	—	—	—	—
Total other consumer	$232,082	$558,587	$504,037	$327,600	$299,317	$658,519	$—	$2,580,142
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$14,709,502	$29,221,334	$24,120,505	$13,166,516	$32,474,176	$65,346,257	$8,177,998	$187,216,288
Total current year-to-date gross write-offs	—	—	—	—	27,840	25,877	—	53,717

EWSB BANCORP, INC. AND SUBSIDIARY

	Total Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
At December 31, 2025
Real estate
One to four family residential
Performing	$13,673,316	$19,779,834	$7,998,043	$30,001,104	$10,818,144	$47,107,895	$—	$129,378,336
Non performing	—	—	—	—	—	294,557	—	294,557
Total one to four family residential	$13,673,316	$19,779,834	$7,998,043	$30,001,104	$10,818,144	$47,402,452	$—	$129,672,893
Current year-to-date gross write-offs	—	—	—	—	—	686	—	686
Home equity
Performing	$301,733	$807,240	$465,994	$286,981	$15,261	$97,992	$—	$1,975,201
Non performing	—	—	—	—	—	—	—	—
Total home equity	$301,733	$807,240	$465,994	$286,981	$15,261	$97,992	$—	$1,975,201
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$6,930,038	$6,930,038
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$6,930,038	$6,930,038
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Performing	$9,384,639	$2,475,561	$119,018	$62,686	$—	$133,176	$—	$12,175,080
Non performing	—	—	—	—	—	—	—	—
Total construction	$9,384,639	$2,475,561	$119,018	$62,686	$—	$133,176	$—	$12,175,080
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	$—	$—	$—	$—	$201,072	$866,900	$—	$1,067,972
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	$—	$—	$201,072	$866,900	$—	$1,067,972
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	$59,001	$476,965	$143,525	$978,898	$224,550	$54,026	$—	$1,936,965
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$59,001	$476,965	$143,525	$978,898	$224,550	$54,026	$—	$1,936,965
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial installment
Pass	$1,284,063	$120,517	$164,205	$220,173	$757,869	$958,418	$—	$3,505,245
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$1,284,063	$120,517	$164,205	$220,173	$757,869	$958,418	$—	$3,505,245
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Marine and recreational
Performing	$6,169,142	$5,362,958	$6,046,790	$2,122,067	$393,319	$10,148,651	$—	$30,242,927
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$6,169,142	$5,362,958	$6,046,790	$2,122,067	$393,319	$10,148,651	$—	$30,242,927
Current year-to-date gross write-offs	—	—	—	—	72,030	7,841	—	79,871
Other consumer
Performing	$782,570	$708,503	$484,533	$422,512	103,832	$698,170	$—	$3,200,120
Non performing	—	—	—	—	—	7,281	—	7,281
Total other consumer	$782,570	$708,503	$484,533	$422,512	$103,832	$705,451	$—	$3,207,401
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$31,654,464	$29,731,578	$15,422,108	$34,094,421	$12,514,047	$60,367,066	$6,930,038	$190,713,722
Total current year-to-date gross write-offs	—	—	—	—	72,030	8,527	—	80,557

EWSB BANCORP, INC. AND SUBSIDIARY

Loan aging information as of June 30, 2026 and December 31, 2025, follows:

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
June 30, 2026

Real estate:
One to four family residential	$125,026,749	$255,033	$—	$294,557	$72,901	$—	$125,354,683
Home equity	1,869,908	—	—	—	—	—	1,869,908
Equity line of credit	8,177,998	—	—	—	—	—	8,177,998
Construction	12,786,675	—	—	—	—	—	12,786,675
Multi-family	1,201,689	—	—	—	—	—	1,201,689
Commercial	1,886,056	—	—	—	—	—	1,886,056
Commercial installment	3,694,907	—	—	—	—	—	3,694,907
Consumer
Marine and recreational	29,390,484	229,682	—	—	44,064	—	29,664,230
Other consumer	2,503,074	77,068	—	7,281	—	—	2,580,142

Totals	$186,537,540	$561,783	$—	$301,838	$116,965	$—	$187,216,288

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
December 31, 2025

Real estate:
One to four family residential	$128,279,630	$1,098,706	$—	$—	$294,557	$—	$129,672,893
Home equity	1,975,201	—	—	—	—	—	1,975,201
Equity line of credit	6,930,038	—	—	—	—	—	6,930,038
Construction	12,175,080	—	—	—	—	—	12,175,080
Multi-family	1,067,972	—	—	—	—	—	1,067,972
Commercial	1,936,965	—	—	—	—	—	1,936,965
Commercial installment	3,505,245	—	—	—	—	—	3,505,245
Consumer							—
Marine and recreational	30,014,090	228,837	—	—	—	—	30,242,927
Other consumer	3,200,120	—	—	12,704	7,281	—	3,207,401

Totals	$189,084,341	$1,327,543	$—	$12,704	$301,838	$—	$190,713,722

Interest income received on nonaccrual loans is considered to be immaterial to the consolidated financial statements.

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of June 30, 2026 or December 31, 2025.

EWSB BANCORP, INC. AND SUBSIDIARY

A summary of loans to directors, executive officers, and their affiliates as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Balance at beginning of period	$16,031	$44,715
New loans	3,021	—
Repayments	(5,604)	(28,684)

Balance at end of period	$13,448	$16,031

Note 4: Deposits

The composition of deposits at June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Non-interest-bearing demand	$10,750,903	$7,696,247
Interest-bearing demand	28,620,942	28,927,813
Savings	31,416,445	29,594,042
Money market	41,548,016	38,911,518
Certificates of deposit	112,527,476	112,120,928

Total deposits	$224,863,782	$217,250,548

The aggregate amount of certificates of deposit in denominations of $250,000 or more at June 30, 2026 and December 31, 2025 was approximately $17,844,000 and $17,866,000, respectively.

The scheduled maturities of certificates of deposit as of June 30, 2026 are summarized as follows:

Twelve months ended June 30,	Amount
2027	$92,889,844
2028	10,198,971
2029	3,978,252
2030	4,543,341
2031	917,068

Total	$112,527,476

Deposits from directors, executive officers, and their affiliates totaled $3,504,286 and $2,697,856 at June 30, 2026 and December 31, 2025, respectively.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 5: Borrowed Funds

Borrowed funds consisted of the following at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Weighted Average Rate		Amount	Weighted Average Rate	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	n/a	%	$—	3.80%	$1,306,000
Fixed rate, fixed term advances	3.54%		23,417,549	3.82%	37,062,820
Total borrowings			$23,417,549		$38,368,820

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank (“FHLB”) as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

The following is a summary of scheduled maturities of non-short term borrowed funds as of June 30, 2026:

	Average Rate	Amount
2026	n/a %	$—
2027	3.87%	5,000,000
2028	3.64%	13,968,729
2029	3.11%	3,549,320
2030	1.79%	899,500

Total		$23,417,549

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has a master contract agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the book value of the Company’s qualifying one- to four-family residential real estate loans other pledgeable loans and investments. The loans pledged as security for FHLB borrowings totaled approximately $59,956,000 and $66,499,000 at June 30, 2026 and December 31, 2025, respectively. Investment securities pledged for FHLB borrowings totaled approximately $8,353,000 at June 30, 2026. No investment securities were pledged at December 31, 2025. FHLB advances are also secured by $2,702,857 of FHLB stock owned by the Company at June 30, 2026 and $2,759,245 of FHLB stock owned by the Company at December 31, 2025. At June 30, 2026, the Company has unused borrowing capacity of $43,657,000 based on total collateral pledged as of this date. The Company will be required to purchase additional FHLB activity stock to support borrowings beyond current activity stock holdings.

At June 30, 2026 and December 31, 2025, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25.0 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window and had approximately $17.2 million and $8.4 million in held to maturity investment securities pledged as of June 30, 2026 and December 31, 2025, respectively. The collateral value and related borrowing availability of the pledged securities is approximately $17.2 million and $8.1 million as of June 30, 2026 and December 31, 2025. The Company had no short-term borrowings through the Federal Reserve discount window as of June 30, 2026 and December 31, 2025.

At June 30, 2026 and December 31, 2025, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 6: Income Taxes

Management continued to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets, including net operating losses for federal and state income tax purposes. A significant piece of objective negative evidence evaluated is the cumulative taxable losses incurred during the six-month period ended June 30, 2026 and during the four preceding calendar years. Such objective negative evidence limits the ability to consider other subjective evidence such as our projections for future growth and taxable income. On the basis of this evaluation, a valuation allowance of $3.5 million and $3.3 million has been recorded as of June 30, 2026 and December 31, 2025, respectively to recognize only the portions of the deferred tax asset that is more likely than not to be realized.

The primary differences between income taxes at the federal statutory rate and the provision for income taxes during the periods presented include state taxes, tax-exempt interest and non-interest income, and the recording of the valuation allowance.

The major components of the net deferred tax assets as of June 30, 2026 and December 31, 2025, are presented below:

	June 30, 2026	December 31, 2025
Deferred tax assets
Net operating losses and temporary differences net of deferred tax liabilities	$3,483,557	$3,297,641
Unrealized loss on securities available for sale and held to maturity	1,748,103	1,844,846

Total deferred tax assets	5,231,660	5,142,487
Valuation allowance	(3,483,557)	(3,297,641)
Net deferred tax asset	$1,748,103	$1,844,846

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table on the next page). It is management’s opinion, as of June 30, 2026, that the Bank meets all applicable statutory capital adequacy requirements.

As of June 30, 2026, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

EWSB BANCORP, INC. AND SUBSIDIARY

The Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025, are presented in the following tables:

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
June 30, 2026

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$19,009	11.8%	≥ $	7,246	≥	4.5%	≥ $	10,467	≥	6.5%
Tier 1 capital (to risk-weighted assets)	19,009	11.8%	≥	9,662	≥	6.0%	≥	12,882	≥	8.0%
Total capital (to risk-weighted assets)	20,333	12.6%	≥	12,882	≥	8.0%	≥	16,103	≥	10.0%
Tier 1 capital (to average assets)	19,009	7.1%	≥	10,664	≥	4.0%	≥	13,331	≥	5.0%

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2025

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$17,228	10.8%	≥ $	7,190	≥	4.5%	≥ $	10,385	≥	6.5%
Tier 1 capital (to risk-weighted assets)	17,228	10.8%	≥	9,586	≥	6.0%	≥	12,781	≥	8.0%
Total capital (to risk-weighted assets)	18,501	11.6%	≥	12,781	≥	8.0%	≥	15,977	≥	10.0%
Tier 1 capital (to average assets)	17,228	6.1%	≥	11,264	≥	4.0%	≥	14,080	≥	5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.0% and its level of total capital to risk-weighted assets at a minimum of 11.0%. At June 30, 2026, the Bank’s tier one capital as a percentage of average total assets capital ratio of 7.1% was not in compliance with the minimum ratio as designated by the Board of Directors. The Bank’s total capital to risk-weighted assets ratio of 12.6% was in compliance with the minimum ratio designated by the Board of Directors.

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a state-chartered savings bank to maintain a net worth ratio in an amount not less than 6%. At June 30, 2026, the Bank’s net worth ratio of 5.77% was not in compliance with the minimum requirement.

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of June 30, 2026 and December 31, 2025, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

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

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$6,672,013	$—	$6,672,013	$—
State and political subdivisions	12,008,466	—	12,008,466	—
Corporate securities	3,033,685	—	3,033,685	—
Total securities available for sale	$21,714,164	$—	$21,714,164	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$220,071	$—	$220,071	$—

EWSB BANCORP, INC. AND SUBSIDIARY

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,187,725	$—	$7,187,725	$—
State and political subdivisions	12,054,019	—	12,054,019	—
Corporate securities	3,047,665	—	3,047,665	—
Total securities available for sale	$22,289,409	$—	$22,289,409	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$142,064	$—	$142,064	$—

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

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of June 30, 2026 and December 31, 2025, follow:

	Carrying				Estimated
	Amount				Fair Value
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)	June 30, 2026
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$27,530,412	$—	$27,335,203	$—	$27,335,203
U.S. Treasury securities	$3,657,508	$3,654,210	$—	$—	$3,654,210
Loans, net	$185,870,923	$—	$—	$177,221,000	$177,221,000
Financial liabilities:
Interest-bearing deposits	$214,112,879	$—	$203,197,000	$—	$203,197,000
Fixed rate, fixed term FHLB advances	$23,417,549	$—	$23,193,585	$—	$23,193,585

EWSB BANCORP, INC. AND SUBSIDIARY

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$27,632,778	$—	$27,920,369	$—	$27,920,369
U.S. Treasury securities	$8,798,979	$8,829,443	$—	$—	$8,829,443
Loans, net	$189,415,521	$—	$—	$184,275,000	$184,275,000
Financial liabilities:
Interest-bearing deposits	$209,554,301	$—	$198,751,000	$—	$198,751,000
Fixed rate, fixed term FHLB advances	$37,062,820	$—	$37,175,221	$—	$37,175,221

Note 10: Derivatives

The Company’s objectives in using interest rate derivatives are to add stability to interest income and expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. The aggregate fair value of the swaps are recorded in other assets or other liabilities with changes in fair value recorded as gains or losses in noninterest income or noninterest expense on the consolidated statements of operations.

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Fair Value Hedge: An interest rate swap with a notional amount totaling $25.0 million as of June 30, 2026 and December 31, 2025 was designated as a fair value last of layer hedge for certain fixed rate prepayable loans.

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

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income (loss) applicable to common shares outstanding	$(314,524)	$(278,660)	$(679,304)	$(847,301)

Average number of common shares outstanding	758,289	752,538	755,430	752,538
Less: Average unallocated ESOP shares	46,422	49,056	46,752	49,386
Average number of common shares outstanding used to calculate basic earnings per share	711,867	703,482	708,678	703,152
Earnings per common share basic and diluted	$(0.44)	$(0.40)	$(0.96)	$(1.21)

EWSB BANCORP, INC. AND SUBSIDIARY

There were no securities or other contracts that had a dilutive effect during the three and six months ended June 30, 2026 and 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for EPS calculations. All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS. Earnings per share for the three months ended June 30, 2026 and 2025 was calculated using 711,867 and 703,482 weighted average shares outstanding, respectively. Earnings per share for the six months ended June 30, 2026 and 2025 was calculated using 708,678 and 703,152 weighted average shares outstanding, respectively.

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

Each December, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Expense recorded during the six months ended June 30, 2026 and 2025, is $12,363 and $13,259, respectively.

Shares held by the ESOP as of June 30, 2026 and 2025, were as follows:

	June 30, 2026	June 30, 2025
Shares committed for allocation	6,585	3,951
Unallocated	46,093	48,727
Total ESOP shares	52,678	52,678

Fair value of unearned shares at June 30, 2026 and 2025	$437,884	$411,743

Note 13: Subsequent Events

On July 16, 2026, the Company completed the rights offering through its issuance of 88,318 shares of Series A Junior Non-Voting Participating Preferred Stock pursuant to the rights offering for gross proceeds of $883,180. The results of the issuance of the Series A Junior Non-Voting Participating Preferred Stock is not reflected in the Company’s financial condition or results of operations for the quarter ended June 30, 2026.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “intend,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan portfolio; and
●	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not undertake any obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our vulnerability to interest rates;
●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions, tariffs or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the ACL;
●	changes in the economic assumptions and methodology used the calculate the ACL;

●	the current or anticipated impact of military conflict, terrorism or other geopolitical;
●	the imposition of tariffs or other domestic or international governmental policies, trade restrictions and retaliatory measures impacting our borrowers and the broader economy;
●	the impact of a debt ceiling impasses or fiscal uncertianlty;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and residential real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to execute on our business strategies, including increasing our loan originations;
●	competition among depository and other financial institutions;
●	changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the failure to maintain current technologies and/or successfully implement future information technology enhancements and the operation risks associated with the adoption of artificial intelligence and other emerging technologies;
●	the inability of third-party providers to perform as expected;
●	risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in our operational or security systems and infrastructure, including the risks arising from our dependence on third-party service providers and vendors;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of June 30, 2026, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets. Total assets decreased $5.0 million, or 1.8%, to $266.0 million at June 30, 2026 from $271.0 million at December 31, 2025. The change was primarily the result of a $3.5 million net decrease in portfolio loans due to the sale of approximately $6.3 million in loans, a $5.2 million decrease in securities held-to-maturity, a $575,000 decrease in securities available for sale, and a $499,000 decrease in time deposits with other financial institutions offset by a $5.4 million increase in cash and cash equivalents.

Cash and Cash Equivalents and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions increased $4.9 million or 85.1% to $10.7 million at June 30, 2026 from $5.8 million at December 31, 2025. The change was related to proceeds from the common stock issuance in the second quarter of 2026, the sale of loans in the first quarter of 2026, maturities of investment securities, and an increase in total deposits.

Securities Available-for-Sale. Securities available-for-sale declined $575,000, or 2.6%, to $21.7 million at June 30, 2026 from $22.3 million at December 31, 2025. The decrease was primarily due to $487,000 in net maturities of investment securities and principal paydowns on mortgage-backed securities and a $102,000 decrease in the market value of the portfolio due to an increase in market interest rates during the six months ended June 30, 2026. The proceeds from maturities and principal paydowns are utilized to manage balance sheet liquidity.

Securities Held-to-Maturity. Securities held-to-maturity decreased $5.2 million, or 14.4%, to $31.2 million at June 30, 2026 from $36.4 million at December 31, 2025. The decrease in securities held-to-maturity was due to $5.8 million of investment securities maturing during the period offset by $459,000 in amortization of unrealized losses and discounts.

Loans, net. Loans, net decreased $3.5 million, or 1.9%, to $185.9 million at June 30, 2026 from $189.4 million at December 31, 2025. One- to four-family residential, other consumer, marine and recreational, home equity, and commercial real estate loans decreased $4.3 million, $627,000, $579,000, $105,000, and $59,000, respectively, to $125.4 million, $2.6 million, $29.7 million, $1.9 million, and $1.9 million at June 30, 2026, respectively. These changes were the result of the sale of approximately $6.3 million in aggregate principal balances of one- to four- family residential loans in January 2026 and loan payoffs and amortization exceeding production. These decreases were partially offset by increases in home equity lines of credit, construction, commercial installment, and multi-family loans of $1.3 million, $612,000, $190,000, and $134,000, to $8.2 million, $12.8 million, $3.7 million, and $1.2 million at June 30, 2026, respectively.

Deposits. Total deposits increased $7.7 million or 3.5% to $224.9 million at June 30, 2026, from $217.2 million at December 31, 2025. Non-interest bearing deposits increased $3.1 million, or 39.7%, to $10.8 million at June 30, 2026, compared to $7.7 million at December 31, 2025. Total interest-bearing deposits, other than time deposits, increased approximately $4.2 million, or 4.3%, to $101.6 million at June 30, 2026, from $97.4 million at December 31, 2025.

Certificates of deposit increased $407,000, or 0.4%, to $112.5 million at June 30, 2026, from $112.1 million at December 31, 2025. Non interest-bearing deposits have increased due to funding received from the Company’s stock offering held in escrow and our emphasis on deposit growth from both business and personal customers. Interest-bearing deposits have increased in both savings and money market accounts due to emphasis on deposit growth and increased utilization of fully insured deposit offerings.

Borrowings. We had $23.4 million of borrowings at June 30, 2026 as compared to $38.4 million at December 31, 2025. The decrease of $15.0 million in FHLB borrowings is primarily due to utilizing cash generated from loan sales, maturities of investment securities, proceeds from the stock offering, and increase in deposits during the six months ended June 30, 2026 to paydown borrowings.

Stockholders’ Equity. Total stockholders’ equity increased $2.0 million to $15.2 million at June 30, 2026 from $13.2 million at December 31, 2025. Common stock and additional paid-in capital increased $2.4 million related to issuance of common stock net of issuance costs from the stock offering. Retained earnings decreased $679,000 resulting from the net loss incurred for the six months ended June 30, 2026. Accumulated other comprehensive loss decreased $260,000 due to amortization of unrealized holding gains on securities held-to-maturity partially offset by an increase in the unrealized holding loss on securities available-for-sale.

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

	For the Three Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$185,581	$2,343	5.06%	$193,334	$2,446	5.07%
Securities available for sale	21,865	114	2.09%	22,429	123	2.20%
Securities held to maturity	32,969	122	1.48%	39,398	135	1.37%
Cash, cash equivalents and other interest-earning assets	11,329	85	3.01%	8,480	56	2.65%
Total interest-earning assets	$251,744	$2,664	4.24%	$263,641	$2,760	4.20%
Noninterest-earning assets	$12,690			$16,691
Total assets	$264,434			$280,332

Interest-bearing liabilities:
Interest-bearing demand deposits	$29,037	$8	0.11%	$34,999	$52	0.60%
Savings deposits	31,448	6	0.08%	30,985	4	0.05%
Money market	41,065	99	0.97%	41,202	70	0.68%
Certificates of deposit	112,236	1,060	3.79%	112,324	1,141	4.07%
Total interest-bearing deposits	$213,786	$1,173	2.20%	$219,510	$1,267	2.32%
Borrowed funds	27,446	264	3.86%	36,510	365	4.01%
Total interest-bearing liabilities	$241,232	$1,437	2.39%	$256,020	$1,632	2.56%
Noninterest-bearing demand deposits	9,902			8,809
Other noninterest-bearing liabilities	1,327			1,098
Total liabilities	252,461			265,927
Total equity	11,973			14,405
Total liabilities and equity	$264,434			$280,332
Net interest income		$1,227			$1,128
Net interest rate spread (2)			1.86%			1.64%
Net interest-earning assets (3)	$10,512			$7,621
Net interest margin (4)			1.98%			1.72%
Average interest-earning assets to interest-bearing liabilities	104.4%			103.0%
(1)	Net deferred fee income included in interest earned on loans totaled $91,000 for the three months ended June 30, 2026 and $95,000 for the three months ended June 30, 2025.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Six Months Ended June 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$185,329	$4,692	5.11%	$190,269	$4,733	5.02%
Securities available for sale	22,097	232	2.12%	22,669	253	2.25%
Securities held to maturity	33,895	249	1.48%	39,253	270	1.39%
Cash, cash equivalents and other interest-earning assets	11,015	172	3.15%	8,158	108	2.67%
Total interest-earning assets	$252,336	$5,345	4.27%	$260,349	$5,364	4.15%
Noninterest-earning assets	$13,098			$17,253
Total assets	$265,434			$277,602

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,698	$16	0.11%	$39,206	$120	0.62%
Savings deposits	30,845	11	0.07%	26,971	8	0.06%
Money market	40,329	190	0.95%	43,997	177	0.81%
Certificates of deposit	112,567	2,121	3.80%	112,093	2,341	4.21%
Total interest-bearing deposits	$212,439	$2,338	2.22%	$222,267	$2,646	2.40%
Borrowed funds	30,636	603	3.97%	30,688	628	4.13%
Total interest-bearing liabilities	$243,075	$2,941	2.44%	$252,955	$3,274	2.61%
Noninterest-bearing demand deposits	8,824			8,635
Other noninterest-bearing liabilities	2,130			1,921
Total liabilities	254,029			263,511
Total equity	11,405			14,091
Total liabilities and equity	$265,434			$277,602
Net interest income		$2,404			$2,090
Net interest rate spread (2)			1.83%			1.54%
Net interest-earning assets (3)	$9,261			$7,394
Net interest margin (4)			1.92%			1.62%
Average interest-earning assets to interest-bearing liabilities	103.8%			102.9%
(1)	Net deferred fee income included in interest earned on loans totaled $177,000 for the six months ended June 30, 2026 and $176,000 for the six months ended June 30, 2025.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(98)	$(5)	$(103)	$(127)	$86	$(41)
Securities available-for-sale	(3)	(6)	(9)	(6)	(15)	(21)
Securities held-to-maturity	(22)	9	(13)	(37)	16	(21)
Cash, cash equivalents and other interest-earning assets	19	10	29	60	4	64
Total interest-earning assets	(104)	8	(96)	(110)	91	(19)

Interest-bearing liabilities:
Interest-bearing demand deposits	(9)	(36)	(44)	(17)	(87)	(104)
Savings deposits	0	2	2	0	3	3
Money market	(0)	29	29	(17)	30	13
Certificates of deposit	(2)	(79)	(81)	9	(229)	(220)
Total interest-bearing deposits	(11)	(83)	(94)	(25)	(283)	(308)
Borrowed funds	(90)	(10)	(101)	(1)	(24)	(25)
Total interest-bearing liabilities	(101)	(94)	(195)	(26)	(307)	(333)
Change in net interest income	$(3)	$102	$99	$(84)	$398	$314

Comparison of Operating Results for the Three Months Ended June 30, 2026 and 2025

Net Income/(Loss). We recorded a net loss of $315,000 for the three months ended June 30, 2026, compared to a net loss of $279,000 for the three months ended June 30, 2025, a change of $36,000 year-over-year for the period. The increase in our net loss resulted primarily from a $146,000 decrease in the income tax benefit and an increase of $34,000 in the provision for credit losses offset by a $99,000 increase in net interest income, an increase of $40,000 in noninterest income, and a $5,000 decrease in noninterest expense.

Interest Income. Interest income decreased $96,000, or 3.5%, to $2.7 million for the three months ended June 30, 2026, from $2.8 million for the three months ended June 30, 2025, due to a $103,000 decrease in interest and fees on loans. The decrease in interest and fees on loans was primarily due to a decline of $7.8 million in average loan balances and a one basis point decline in the weighted average yield on the loan portfolio to 5.06% for the three months ended June 30, 2026, from 5.07% for the same period in 2025. Interest income on securities and other investments increased $7,000 to $321,000 for the three months ended June 30, 2026 primarily due to a $2.8 million increase in the average balance of interest-bearing cash balances and other interest-earning assets offset by a $7.0 million decline in average investment securities balances year-over-year for the period. The average balance decrease in investment securities was primarily related to security maturities.

Interest Expense. Total interest expense decreased $195,000, or 11.9% to $1.4 million for the three months ended June 30, 2026 compared to $1.6 million for the three months ended June 30, 2025. Interest expense on deposits declined $93,000 to $1.2 million for the three months ended June 30, 2026 compared to $1.3 million for the three months ended June 30, 2025. This decrease was due to a $5.7 million decline in average total interest-bearing deposit balances for the three months ended June 30, 2026 compared to the same period in 2025. The weighted average rate paid on deposits declined 12 basis points to 2.20% from 2.32% for the three months ended June 30, 2026 and 2025.

Interest expense on borrowed funds decreased $101,000 for the three months ended June 30, 2026 to $264,000 compared to $365,000 for the three months ended June 30, 2025. The weighted average rate paid on borrowed funds declined 15 basis points to 3.86% for the three months ended June 30, 2026, from 4.01% for the three months ended June 30, 2025 while the average balance of borrowed funds decreased $9.1 million, or 24.8%, to $27.4 million for the three months ended June 30, 2026 from $36.5 million for the three months ended June 30, 2025. The decrease in the average balance was generally related to the decline in funding needs due to the $11.9 million reduction in average interest-earning assets and proceeds received from the common stock issuance.

Net Interest Income. Net interest income increased $99,000, or 8.7%, to $1.2 million for the three months ended June 30, 2026 from $1.1 million for the three months ended June 30, 2025, primarily due to an increase in the interest rate spread to 1.86% for the three months ended June 30, 2026 from 1.64% for the three months ended June 30, 2025 and an increase in the net interest margin to 1.98% for the three months ended June 30, 2026, from 1.72% for the three months ended June 30, 2025. The increases in the interest rate spread and the net interest margin were primarily due to an increase in the weighted average yield on interest-earning assets and decline in weighted average yield on interest-bearing liabilities.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL on loans and unfunded loan commitments, a provision of $43,000 was made to the ACL on loans and $6,000 to the ACL for unfunded loan commitments for the three months ended June 30, 2026. A provision of $6,000 was made to the ACL on loans and $9,000 to the ACL for unfunded loan commitments for the three months ended June 30, 2025. The adequacy of the ACL and provision expense is based on an analysis of current credit characteristics in conjunction with loss history of the loan portfolio and peer group loss data.

Noninterest Income. Noninterest income increased $40,000, or 11.2%, to $400,000 for the three months ended June 30, 2026 from $360,000 for the three months ended June 30, 2025. The change resulted primarily from a $45,000 increase in the gain on sale of mortgage loans, a $6,000 increase in bank owned life insurance income, a $6,000 increase in the gain on the interest rate swap, and a $8,000 increase in other income primarily related to fee income on reciprocal deposit activity. These increases in non-interest income were offset by a $18,000 decrease in mortgage banking servicing income and a $6,000 decrease in interchange income due to activity declines on a year-over-year basis. The table below sets forth our noninterest income for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
Service charges on deposit accounts	$18,652	$19,929	$(1,277)	(6.4)%
Interchange income	53,946	60,169	(6,223)	(10.3)%
Mortgage banking income	51,927	69,641	(17,714)	(25.4)%
Gain on sale of mortgage loans	102,195	57,311	44,884	78.3%
Increase in cash value of life insurance	69,898	63,501	6,397	10.1%
Gain on interest rate swap	5,864	—	5,864	—%
Other	97,851	89,395	8,456	9.5%
Total noninterest income	$400,333	$359,946	$40,387	11.2%

Noninterest Expense. Noninterest expense decreased $5,000, or 0.3%, totaling $1.9 million for the three months ended June 30, 2026 and 2025. Salary and benefit expenses decreased $56,000 and occupancy expense declined $14,000 due primarily to savings realized on the closing of two branches over recent years and reduction in employee count. Data processing expense decreased $81,000 due to management of related contracts and changes in network services. The decreases were offset by a $66,000 increase in FDIC insurance premiums and $83,000 increase in other expenses related to additional legal, professional and consulting services. The table below sets forth our noninterest expense for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
Salaries and related benefits	$1,027,550	$1,083,914	$(56,364)	(5.2)%
Occupancy expense	138,868	152,910	(14,042)	(9.2)%
Data processing	267,358	348,129	(80,771)	(23.2)%
Advertising	29,125	32,066	(2,941)	(9.2)%
FDIC insurance premiums	140,232	73,910	66,322	89.7%
Other	289,241	206,462	82,779	40.1%
Total noninterest expense	$1,892,374	$1,897,391	$(5,017)	(0.3)%

Income Tax Expense. We did not record income tax expense or benefit for the three months ended June 30, 2026, compared to a benefit of $146,000 for the three months ended June 30, 2025. The current year change in the deferred tax valuation allowance of $93,000 was offset by an equal deferred tax benefit.

Comparison of Operating Results for the Six Months Ended June 30, 2026 and 2025

Net Income/(Loss). We recorded a net loss of $679,000 for the six months ended June 30, 2026, compared to a net loss of $847,000 for the six months ended June 30, 2025, a decrease in loss of $168,000 year-over-year for the period. The change in year-over-year performance resulted primarily from a $314,000 increase in net interest income due to an overall increase in yield on average earning assets and decline in funding cost on interest-bearing liabilities, a decline of $23,000 in the provision for credit losses, a $142,000 increase in noninterest income, and a decrease of $62,000 in noninterest expense offset by a $374,000 decline in the benefit from income taxes.

Interest and Dividend Income. Interest and dividend income decreased $19,000 or 0.3%, to $5.3 million for the six months ended June 30, 2026, from $5.4 million for the six months ended June 30, 2025, due to a $40,000 decrease in interest and fees on loans and a $43,000 decrease in interest on investment securities offset by a $65,000 increase in interest and dividends on other investments. The decrease in interest and fees on loans was primarily due to a $5.0 million decline in average loan balances for the six months ended June 30, 2026 compared to the same period in 2025 offset by an increase of nine basis points in the weighted average yield on the loan portfolio to 5.11% for the six months ended June 30, 2026 from 5.02% for the same period in 2025. The decrease in interest on investment securities was primarily due to a $5.9 million decline in average investment balances due to maturities and paydowns for the six months ended June 30, 2026 compared to the same period in 2025 offset by a three basis point increase in weighted average yield to 1.73% for the six months ended June 30, 2026 from 1.70% for the same period in 2025. Interest and dividend income on cash, cash equivalents, and other interest-earning assets increased $64,000 to $172,000 for the six months ended June 30, 2026 primarily due to a $2.9 million increase in average balances for the six months ended June 30, 2026 compared to the same period in 2025 and related increase in dividends on Federal Home Loan Bank stock holdings of $39,000 and a $26,000 increase in interest earned on overnight investment accounts.

Interest Expense. Total interest expense decreased $332,000, or 10.1%, to $2.9 million for the six months ended June 30, 2026, from $3.3 million for the six months ended June 30, 2025. Interest expense on deposits decreased $308,000 or 11.6%, to $2.3 million for the six months ended June 30, 2026 compared to $2.6 million for the six months ended June 30, 2025, due primarily to a decrease in the weighted average rate paid on interest-bearing demand deposits of 51 basis points to 0.11% for the six months ended June 30, 2026 from 0.62% for the six months ended June 30, 2025 combined with a decrease in the average balance of such deposits of $10.5 million related to brokered deposits utilized during the same period in the prior year. Brokered deposits were not used during the six months ended June 30, 2026. Interest expense on time deposits declined $220,000 to $2.1 million for the six months ended June 30, 2026 compared to $2.3 million for the six months ended June 30, 2025 due to a 41 basis point decline in average cost of funds to 3.80% from 4.21% during the same period in the prior year.

Interest expense on borrowed funds decreased $25,000, or 3.9%, to $603,000 for the six months ended June 30, 2026, from $628,000 for the six months ended June 30, 2025. The rate paid on borrowed funds decreased 16 basis points to 3.97% for the six months ended June 30, 2026, from 4.13% for the six months ended June 30, 2025 while the average balance of borrowed funds remained consistent at $30.6 million for the six months ended June 30, 2026 and 2025.

Net Interest Income. Net interest income increased $314,000 or 15.0%, to $2.4 million for the six months ended June 30, 2026 from $2.1 million for the six months ended June 30, 2025, primarily due to an increase in the interest rate spread to 1.83% for the six months ended June 30, 2026 from 1.54% for the six months ended June 30, 2025 and an increase in the net interest margin to 1.92% for the six months ended June 30, 2026, from 1.62% for the six months ended June 30, 2025. The increases in the interest rate spread and the net interest margin were primarily due to an improvement in yield on total interest-earnings assets of 12 basis points resulting from an increase in loan yield of nine basis points to 5.11% for the six months ended June 30, 2026 compared to 5.02% for the six months ended June 30, 2025. Interest rate spread and net interest margin were also favorably impacted by a 17 basis point reduction in average rate paid on interest-bearing liabilities to 2.44% for the six months ended June 30, 2026 from 2.61% for the six months ended June 30, 2025. The average rate paid on certificates of deposit and borrowed funds declined 41 basis points and 16 basis points for the six months ended June 30, 2026 compared to same period in 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL on loans and unfunded loan commitments, a total provision of $102,000 comprising of a provision of $92,000 to the ACL on loans and a provision of $10,000 to the ACL for unfunded loan commitments was recorded for the six months ended June 30, 2026, compared to a provision of $70,000 to the ACL on loans and $56,000 to the ACL for unfunded commitments in the same period in 2025.

Noninterest Income. Noninterest income increased $142,000, or 20.9%, to $823,000 for the six months ended June 30, 2026 from $680,000 for the six months ended June 30, 2025. The increase resulted primarily from a $146,000 increase in gain on sale of mortgage loans, a $14,000 increase in the gain on interest rate swap, and a $13,000 increase in bank owned life insurance income. These increases were partially offset on a comparative basis related to a $11,000 decrease in debit card interchange income, a $10,000 decrease in mortgage banking income, and a $7,000 decrease in other income related to a reduction in revenue in our investment group and title insurance activities. The table below sets forth our noninterest income for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
Service charges on deposit accounts	$32,594	$34,511	$(1,917)	(5.6)%
Interchange income	104,640	116,523	(11,883)	(10.2)%
Mortgage banking income	98,888	108,949	(10,061)	(9.2)%
Gain on sale of mortgage loans	260,930	115,170	145,760	126.6%
Increase in cash value of life insurance	138,474	125,726	12,748	10.1%
Gain on interest rate swap	14,472	—	14,472	—%
Other	172,567	179,409	(6,842)	(3.8)%
Total noninterest income	$822,565	$680,288	$142,277	20.9%

Noninterest Expense. Noninterest expense decreased $62,000, or 1.6%, to $3.8 million for the six months ended June 30, 2026 from $3.9 million for the six months ended June 30, 2025. Salary and benefit expenses decreased $118,000 due to reduction in number of employees, data processing and information technology expense decreased $97,000 due to a reduction in network management costs, and occupancy expense decreased $16,000 due to savings realized on closing two branch locations over recent years. The decreases were partially offset by a $110,000 increase in FDIC insurance premiums and a $68,000 increase in other noninterest expense due to increases in legal, consulting, commercial lending, and general expense. The table below sets forth our noninterest expense for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Change
	2026	2025	Amount	Percent
Salaries and related benefits	$2,072,000	$2,190,483	$(118,483)	(5.4)%
Occupancy expense	304,685	320,884	(16,199)	(5.0)%
Data processing	525,869	622,467	(96,598)	(15.5)%
Advertising	51,439	60,048	(8,609)	(14.3)%
FDIC insurance premiums	240,127	130,536	109,591	84.0%
Other	609,515	541,498	68,017	12.6%
Total noninterest expense	$3,803,635	$3,865,916	$(62,281)	(1.6)%

Income Tax Expense. We did not record income tax expense or benefit for the six months ended June 30, 2026 compared to benefit of $374,000 for the six months ended June 30, 2025. The current year change in the deferred tax valuation allowance of $186,000 was offset by an equal deferred tax benefit.

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

The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At June 30, 2026
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$5,226	1.99%
200	5,188	1.26%
100	5,159	0.69%
Level	5,124	—%
(100)	5,131	0.14%
(200)	5,135	0.22%
(300)	5,152	0.54%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at June 30, 2026, we would have experienced a 1.26% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 0.22% increase in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of June 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At June 30, 2026
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$17,211	$(3,910)	(18.51)%
200	18,400	(2,721)	(12.88)%
100	19,733	(1,388)	(6.57)%
Level	21,121	n/a	—%
(100)	22,608	1,487	7.04%
(200)	24,048	2,927	13.86%
(300)	25,424	4,303	20.37%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	EVE ratio represents EVE divided by the present value of assets.

The table above indicates that at June 30, 2026, we would have experienced a 12.88% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 13.86% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates. The change in EVE that we would experience in the event of an instantaneous parallel 200 basis point increase and decrease in market interest rates is outside of the limits set forth in the Bank’s asset/liability management policy. While the Bank has developed policies and procedures that it believes will help reduce its interest rate exposure, any targeted improvement is expected to be realized gradually given the constraints imposed by the Bank’s current balance sheet composition and capital structure as well as regulatory requirements.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At June 30, 2026, we had outstanding advances of $23.4 million from the FHLB. At June 30, 2026, we had unused borrowing capacity of $43.7 million from the FHLB. At June 30, 2026, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at June 30, 2026 we had a $6.0 million federal funds line of credit with a correspondent bank. We have not drawn against the Discount Window or the federal funds line of credit.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this filing.

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

On June 29, 2026, the Company issued 261,682 shares of its common stock pursuant to a private placement for gross proceeds of $2,616,820. The private placement was conducted as a rights offering to eligible holders of the Company’s common stock. Only holders of the Company’s common stock who qualified as “accredited investors,” as defined in Regulation D under the Securities Act of 1933, as amended, were eligible to participate. The proceeds from the rights offering are being used to support the regulatory capital ratios of the Bank.

Existing stockholders who did not participate in the rights offering experienced dilution as a result of the rights offering. The 261,682 shares of common stock issued in the rights offering represented approximately 25.8% of the 1,014,220 shares of common stock outstanding immediately following the issuance.

On July 16, 2026, the Company subsequently completed the rights offering through its issuance of 88,318 shares of its Series A Junior Non-Voting Participating Preferred Stock pursuant to the rights offering for gross proceeds of $883,180. The results of the issuance of the Series A Junior Non-Voting Participating Preferred Stock is not reflected in the Company’s financial condition or results of operations for the quarter ended June 30, 2026.

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6.0% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At June 30, 2026 and December 31, 2025, we had a net worth ratio of 5.77% and 4.89%, respectively.

At June 30, 2026 and December 31, 2025, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. At June 30, 2026, we had Tier 1 capital equal to 7.1% of total average assets and total risk-based capital equal to 12.6% of risk-weighted assets. At December 31, 2025, we had Tier 1 capital equal to 6.1% of total average assets and total risk-based capital equal to 11.6% of risk-weighted assets.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At June 30, 2026, we had outstanding commitments to extend credit of $30.0 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from June 30, 2026 totaled $92.9 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on a quarterly basis. Our losses related to the unfunded commitments as of June 30, 2026 were estimated to be $141,000. We have provisioned for this exposure and recorded a reserve of $141,000 as of June 30, 2026.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the six months ended June 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2026, (ii) Consolidated Statements of Income for the three and six months ended June 30, 2026, (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026, (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and (vi) Notes to Consolidated Financial Statements for the three and six months ended June 30, 2026.

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

EWSB BANCORP, INC.

Date: August 12, 2026	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer