Form 10-Q
period 2026-09-30
EWSB Bancorp, Inc. /MD/
filed 2026-11-12
CIK 2013792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-56690

EWSB BANCORP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	33-2899738
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 12, 2026, the Registrant had 1,014,220 shares of common stock, par value $0.01 per share issued and outstanding.

ii

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Cash and cash equivalents	$2,167,592	$1,272,620
Time deposits with other financial institutions	1,249,758	4,499,912
Debt securities available for sale (amortized cost of $24,199,552 and $24,917,350 as of September 30, 2026 and December 31, 2025, respectively)	20,776,817	22,289,409
Debt securities held to maturity (fair value of $28,683,850 and $36,749,812 as of September 30, 2026 and December 31, 2025, respectively)	29,914,330	36,431,757
Loans, net of allowance of $1,130,241 and $1,142,629 as of September 30, 2026 and December 31, 2025, respectively	187,117,118	189,415,521
Land held for sale	435,328	435,328
Office properties and equipment, net	2,276,249	2,357,973
Federal Home Loan Bank stock	2,258,359	2,759,245
Cash value of life insurance	8,164,937	7,956,118
Deferred tax asset, net of allowance of $3,521,356 and $3,297,641 as of September 30, 2026 and December 31, 2025, respectively	1,880,096	1,844,846
Accrued interest receivable and other assets	1,959,401	1,706,597

TOTAL ASSETS	$258,199,985	$270,969,326

Liabilities and Equity
Deposits:
Non-interest bearing	$10,470,446	$7,696,247
Interest bearing	216,133,825	209,554,301
Total deposits	226,604,271	217,250,548
Borrowed funds	12,214,087	38,368,820
Advance payments by borrowers for taxes and insurance	1,981,826	479,924
Accrued interest payable and other liabilities	1,870,532	1,652,108

Total liabilities	242,670,716	257,751,400

Equity:
Common stock ($0.01 par value, 4,000,000 shares authorized, 1,014,220 and 752,538 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	10,142	7,525
Additional paid-in capital common stock	7,875,981	5,471,260
Preferred stock ($0.01 par value, 1,000,000 shares authorized, 88,318 and 0 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	883	—
Additional paid-in capital preferred stock	773,946	—
Retained earnings	12,529,247	13,322,206
Unallocated common shares held by Employee Stock Ownership Plan (ESOP)	(454,347)	(474,102)
Accumulated other comprehensive income (loss)	(5,206,583)	(5,108,963)

Total stockholders' equity	15,529,269	13,217,926

TOTAL LIABILITIES AND EQUITY	$258,199,985	$270,969,326

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$2,429,439	$2,533,974	$7,122,306	$7,267,336
Securities:
Taxable	220,366	245,333	681,728	749,980
Tax-exempt	9,390	9,396	28,168	28,185
Other	71,960	67,709	244,056	174,503

Total interest and dividend income	2,731,155	2,856,412	8,076,258	8,220,004

Interest expense:
Deposits	1,221,394	1,158,361	3,559,381	3,803,970
Borrowed funds	140,076	473,881	743,232	1,101,435

Total interest expense	1,361,470	1,632,242	4,302,613	4,905,405

Net interest and dividend income	1,369,685	1,224,170	3,773,645	3,314,599
Provision for credit losses	42,612	16,580	144,806	142,243

Net interest income after provision for credit losses	1,327,073	1,207,590	3,628,839	3,172,356

Noninterest income:
Service charges on deposit accounts	29,117	17,273	61,711	51,784
Interchange income	51,850	57,430	156,490	173,953
Mortgage banking income	44,587	77,404	143,475	186,353
Gain on sale of mortgage loans	143,682	89,005	404,612	204,175
Increase in cash value of life insurance	70,345	64,080	208,819	189,806
Gain on interest rate swap	7,889	52,326	22,361	52,326
Other	85,674	74,537	258,241	253,946

Total noninterest income	433,144	432,055	1,255,709	1,112,343

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Operations (unaudited) Continued

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Noninterest expense:
Salaries and related benefits	1,028,891	1,065,737	3,100,891	3,256,220
Occupancy expense	129,842	141,176	434,527	462,060
Data processing	299,574	224,982	825,443	847,449
Advertising	28,249	27,854	79,688	87,902
FDIC insurance premiums	112,140	93,613	352,267	224,149
Loss on sale of other real estate owned	—	22,213	—	22,213
Other	275,176	227,851	884,691	769,349

Total noninterest expense	1,873,872	1,803,426	5,677,507	5,669,342

Income (loss) before provision for (benefit from) income taxes	(113,655)	(163,781)	(792,959)	(1,384,643)
Provision for (benefit from) income taxes	—	3,176,877	—	2,803,316
Net income (loss)	$(113,655)	$(3,340,658)	$(792,959)	$(4,187,959)
Basic and diluted earnings per share	$(0.12)	$(4.74)	$(1.00)	$(5.95)
Weighted average shares outstanding	968,456	704,140	796,219	703,482

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$(113,655)	$(3,340,658)	$(792,959)	$(4,187,959)
Other comprehensive income (loss), before tax:
Unrealized holding gain (loss) on available for sale debt securities	(692,571)	326,218	(794,794)	1,123,910
Reclassification adjustment for (accretion) amortization of unrealized holding gain (loss) included in accumulated other comprehensive income (loss) from the securities transferred from available for sale to held to maturity	202,520	266,491	661,925	808,207

Other comprehensive income (loss), before tax	(490,051)	592,709	(132,869)	1,932,117
Tax effect of other comprehensive income (loss) items	131,993	(157,245)	35,249	(512,591)

Other comprehensive income (loss), net of tax	(358,058)	435,464	(97,620)	1,419,526

Comprehensive income (loss)	$(471,713)	$(2,905,194)	$(890,579)	$(2,768,433)

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Equity (unaudited)

								Unallocated	Accumulated
	Common Stock			Preferred Stock				Common	Other
			Additional Paid-			Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended September 30, 2026
Balance at June 30, 2026	1,014,220	$10,142	$7,875,799	—	$—	$—	$12,642,902	$(460,932)	$(4,848,525)	$15,219,386
Net income (loss)	—	—	—	—	—	—	(113,655)	—	—	(113,655)
Proceeds of stock offering and issuance of preferred shares (net of issuance cost of $108,351)	—	—	—	88,318	883	773,946	—	—	—	774,829
ESOP shares committed to be released	—	—	182	—	—	—	—	6,585	—	6,767
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(358,058)	(358,058)
Balance at September 30, 2026	1,014,220	$10,142	$7,875,981	88,318	$883	$773,946	$12,529,247	$(454,347)	$(5,206,583)	$15,529,269

								Unallocated	Accumulated
	Common Stock			Preferred Stock				Common	Other
			Additional Paid-			Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Nine Months Ended September 30, 2026
Balance at January 1, 2026	752,538	$7,525	$5,471,260	—	$—	$—	$13,322,206	$(474,102)	$(5,108,963)	$13,217,926
Net income (loss)	—	—	—	—	—	—	(792,959)	—	—	(792,959)
Proceeds of stock offering and issuance of common shares (net of issuance cost of $208,857)	261,682	2,617	2,405,346	—	—	—	—	—	—	2,407,963
Proceeds of stock offering and issuance of preferred shares (net of issuance cost of $108,351)	—	—	—	88,318	883	773,946	—	—	—	774,829
ESOP shares committed to be released	—	—	(625)	—	—	—	—	19,755	—	19,130
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	(97,620)	(97,620)
Balance at September 30, 2026	1,014,220	$10,142	$7,875,981	88,318	$883	$773,946	$12,529,247	$(454,347)	$(5,206,583)	$15,529,269

See accompanying notes to unaudited consolidated financial statements

EWSB BANCORP, INC. AND SUBSIDIARY

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Three Months Ended September 30, 2025
Balance at June 30, 2025	752,538	$7,525	$5,472,852	$16,651,861	$(487,271)	$(5,868,191)	$15,776,776
Net income (loss)	—	—	—	(3,340,658)	—	—	(3,340,658)
ESOP shares committed to be released	—	—	(981)	—	6,585	—	5,604
Other comprehensive income (loss)	—	—	—	—	—	435,464	435,464
Balance at September 30, 2025	752,538	$7,525	$5,471,871	$13,311,203	$(480,686)	$(5,432,727)	$12,877,186

					Unallocated	Accumulated
					Common	Other
	Common Stock		Additional Paid-	Retained	Shares Held	Comprehensive
	Shares	Amount	In Capital	Earnings	by ESOP	Income (Loss)	Total Equity

	Nine Months Ended September 30, 2025
Balance at January 1, 2025	752,538	$7,525	$5,472,763	$17,499,162	$(500,441)	$(6,852,253)	$15,626,756
Net income (loss)	—	—	—	(4,187,959)	—	—	(4,187,959)
ESOP shares committed to be released	—	—	(892)	—	19,755	—	18,863
Other comprehensive income (loss)	—	—	—	—	—	1,419,526	1,419,526
Balance at September 30, 2025	752,538	$7,525	$5,471,871	$13,311,203	$(480,686)	$(5,432,727)	$12,877,186

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:	$(831,307)	$(1,807,716)

Cash flows from investing activities:
Maturities of time deposits with other financial institutions	3,251,000	—
Proceeds from maturities and paydowns of securities available for sale	740,939	1,564,299
Proceeds from maturities and paydowns of securities held to maturity	7,250,000	1,500,000
Redemption/(purchase) of FHLB stock	500,886	(879,274)
Net decrease/(increase) in loans	(4,176,037)	(10,426,074)
Proceeds from sale of loans	6,319,887	—
Purchase of office properties and equipment	(44,080)	(59,983)
Proceeds from sale of other real estate owned	—	377,287
Net cash flows provided by (used in) investing activities	13,842,595	(7,923,745)

Cash flows from financing activities:
Net change in deposits	9,353,723	(12,379,336)
Net change in advance payments by borrowers for taxes and insurance	1,501,902	1,305,035
Net increase/(decrease) from FHLB short-term advances activity	(1,306,000)	(2,876,000)
Proceeds from FHLB long-term advances	8,151,267	37,000,000
Maturities and paydowns of FHLB long-term advances	(33,000,000)	(13,500,000)
Proceeds from issuance of common stock, net of costs	2,407,963	—
Proceeds from issuance of preferred stock, net of costs	774,829	—
Net cash flows provided by (used in) financing activities	(12,116,316)	9,549,699

Net change in cash and cash equivalents	894,972	(181,762)
Cash and cash equivalents at beginning of period	1,272,620	1,188,634
Cash and cash equivalents at end of period	$2,167,592	$1,006,872

Supplemental cash flow information:
Cash paid during the period for:
Interest	$4,306,171	$4,973,300
Taxes	$—	$—

See accompanying notes to unaudited consolidated financial statements.

EWSB BANCORP, INC. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

Note 1: Summary of Significant Accounting Policies

Organization

EWSB Bancorp, Inc. (the “Company”), a Maryland corporation and registered bank holding company, was formed to serve as the holding company for East Wisconsin Savings Bank (the “Bank”), upon conversion of Wisconsin Mutual Bancorp, MHC to the stock form of organization, which was completed on September 20, 2024. In connection with the conversion, the Company sold 752,538 shares of common stock, par value $0.01, including 52,678 shares sold to the Bank’s Employee Stock Ownership Plan, at $10.00 per share in its subscription offering for gross proceeds (before deducting offering expenses) of approximately $7.5 million. On June 29, 2026, the Company issued 261,682 shares of common stock, par value $0.01 per share, at $10.00 per share pursuant to a private placement for gross proceeds of approximately $2.6 million. The private placement was conducted as a rights offering to eligible holders of the Company’s common stock (the “Rights Offering”). As of September 30, 2026, the Company currently has 1,014,220 shares of common stock outstanding. The Company’s common stock is traded on the OTCQB Market under the trading symbol “EWSB”.

On July 16, 2026, the Company completed the Rights Offering through its issuance of 88,318 shares of Series A Junior Non-Voting Participating Preferred Stock, par value $0.01 per share (the “Preferred Stock”), at $10.00 per share for gross proceeds of $883,180. As of September 30, 2026, the Company currently has 88,318 shares of preferred stock outstanding.

The Preferred Stock is perpetual and has no maturity date. The holders will be entitled to receive, if declared by the Company’s board of directors, noncumulative cash dividends on each date the dividends or other distributions are payable. Shares of Preferred Stock rank, with respect to distributions upon liquidation, dissolution, or winding up: (i) senior to common stock and to any class or series of capital stock the Company may issue that is not expressly stated to be on parity with or senior to the Preferred Stock; (ii) on parity with, or equal to, any class or series of capital stock expressly stated to be on parity with the Preferred Stock, including the Preferred Stock; and (iii) junior to any class or series of capital stock stated to be senior to Preferred stock. Holders of the Preferred Stock will be entitled to receive, if, when, and as declared by the board of directors out of legally available assets, non-cumulative cash dividends, but only if cash dividends are payable to holders of the Company’s common stock on the date and only in the per share amount as dividends are payable to holders of the Company’s common stock. Upon any liquidation, dissolution, or winding up of the Company, no distribution shall be made (A) to the holders of the Company’s common stock and of shares of Stock ranking junior (either as to dividends or upon liquidation, dissolution, or winding up) to the Preferred Stock unless, prior thereto, the holders of shares of Preferred Stock share have received the greater of (i) $10.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, and (ii) the aggregate amounts to be distributed per share to holders of the Company’s common stock, or (B) to holders of stock ranking on a parity (either as to dividends or upon liquidation, dissolution, or winding up) with the Preferred Stock, except distributions made ratably on the Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon such liquidation, dissolution, or winding up. In the event the Company enters into any consolidation, merger, combination or other transaction in which the Company’s Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Preferred Stock then outstanding shall at the same time be similarly exchanged or changed in the amount per share equal to the aggregate amount of stock, securities, cash and/or any other property, as the case may be, into which or for which each Share is changed or exchanged. The Preferred Stock is not convertible into the common stock. The holders of shares of Preferred Stock shall have no voting rights with respect to the affairs of the Company, including with respect to the affairs of the Company, including with respect to the elections of directors.

The Bank provides a variety of financial services to individual and corporate customers. The Bank operates as a full-service financial institution with a primary market area including, but not limited to, east central Wisconsin. The Company is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

EWSB BANCORP, INC. AND SUBSIDIARY

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

Use of Estimates in Preparation of Financial Statements

The preparation of the accompanying financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. The determination of the allowance for credit losses and valuation allowance on deferred tax assets are particularly subject to change in the near term. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of results that may be expected for any other interim period or the entire fiscal year ending December 31, 2026.

Note 2: Debt Securities

Our debt securities portfolio consists of an available for sale (“AFS”) and a held to maturity (“HTM”) securities portfolio, both of which represent interest earning debt securities.

Debt Securities AFS

The following table summarizes the amortized cost and estimated fair value of AFS securities on September 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
September 30, 2026
Securities available for sale:
Mortgage-backed securities	$7,337,189	$—	$(1,110,084)	$6,227,105
State and political subdivisions	13,387,265	—	(1,755,603)	11,631,662
Corporate securities	3,475,098	—	(557,048)	2,918,050
Total securities available for sale	$24,199,552	$—	$(3,422,735)	$20,776,817

EWSB BANCORP, INC. AND SUBSIDIARY

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	(Losses)	Fair Value
December 31, 2025
Securities available for sale:
Mortgage-backed securities	$8,053,774	$—	$(866,049)	$7,187,725
State and political subdivisions	13,392,267	—	(1,338,248)	12,054,019
Corporate securities	3,471,309	—	(423,644)	3,047,665
Total securities available for sale	$24,917,350	$—	$(2,627,941)	$22,289,409

There were no sales of AFS securities during the nine months ended September 30, 2026 and 2025.

The following tables show the fair value and gross unrealized losses of AFS debt securities in an unrealized loss position at September 30, 2026 and December 31, 2025, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
September 30, 2026
Securities available for sale:
Mortgage-backed securities	$—	$—	$6,227,105	$(1,110,084)	$6,227,105	$(1,110,084)
State and political subdivisions	—	—	11,631,662	(1,755,603)	11,631,662	(1,755,603)
Corporate securities	—	—	2,918,050	(557,048)	2,918,050	(557,048)
Totals	$—	$—	$20,776,817	$(3,422,735)	$20,776,817	$(3,422,735)

	Less Than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
December 31, 2025
Securities available for sale:
Mortgage-backed securities	$—	$—	$7,187,725	$(866,049)	$7,187,725	$(866,049)
State and political subdivisions	—	—	12,054,019	(1,338,248)	12,054,019	(1,338,248)
Corporate securities	—	—	3,047,665	(423,644)	3,047,665	(423,644)
Totals	$—	$—	$22,289,409	$(2,627,941)	$22,289,409	$(2,627,941)

At September 30, 2026, 48 debt securities designated as AFS were in an unrealized loss position. Based on our analysis of these securities, the decline in value was unrelated to credit loss and is related to changes in market interest rates since purchase, and therefore, changes in value for securities were included in other comprehensive income. In analyzing whether unrealized losses on debt securities are not related to credit losses, management takes into consideration, as applicable, whether the securities are issued by a governmental body or agency, whether the rating agency has downgraded the securities, industry analysts’ reports, the financial condition and performance of the issuer, and the quality of any underlying assets or credit enhancements. Market valuations and credit loss analysis on assets in the AFS securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our AFS securities portfolio were past due as of September 30, 2026. Management has the ability and intent to hold the securities for the foreseeable future and no declines are deemed to be related to credit losses; therefore, no provision for expected credit losses or allowance is carried for the AFS portfolio.

EWSB BANCORP, INC. AND SUBSIDIARY

The following is a summary of amortized cost and estimated fair value of debt securities by contractual maturity as of September 30, 2026. Contractual maturities will differ from expected maturities for mortgage-backed securities because borrowers may have the right to call or prepay obligations without penalties.

	September 30, 2026
		Estimated
Available-for-sale	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	12,175,927	10,799,175
Due after five years through ten years	4,686,436	3,750,537
Due after ten years	—	—

Subtotal	16,862,363	14,549,712
Mortgage-backed securities	7,337,189	6,227,105
Total	$24,199,552	$20,776,817

Debt Securities HTM

The following table summarizes the amortized cost and estimated fair value of HTM securities at September 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
September 30, 2026	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$27,732,615	$122	(1,217,910)	$26,514,827
U.S. Treasury securities	2,181,715	—	(12,692)	2,169,023
Total securities held to maturity	$29,914,330	$122	$(1,230,602)	$28,683,850

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
December 31, 2025	Cost	Gains	Losses	Fair Value
Securities held to maturity:
U.S. government sponsored agencies	$27,632,778	$297,140	$(9,549)	$27,920,369
U.S. Treasury securities	8,798,979	30,464	—	8,829,443
Total securities held to maturity	$36,431,757	$327,604	$(9,549)	$36,749,812

Investment securities classified as HTM are recorded at amortized cost subject to measurement of credit losses on financial instruments, also known as Current Expected Credit Losses (“CECL”). This methodology consists of measuring the value of investments on a collective basis when similar risk characteristics exist. Our investment policy requires securities designated as HTM to carry an explicit or implicit guarantee of the United States Government (i.e., issued by the U.S. Treasury and federal agencies of the United States). Market valuations and credit loss analysis on assets in the HTM securities portfolio are reviewed and monitored on a quarterly basis. None of the investments in our HTM securities portfolio were past due as of September 30, 2026. An allowance for credit losses (“ACL”) is not calculated or recorded based on the implied guarantee of these securities.

EWSB BANCORP, INC. AND SUBSIDIARY

The following table summarizes the remaining contractual principal maturities of investment securities classified as HTM as of September 30, 2026. For United States agency debentures, the expected maturity is the actual contractual maturity of the notes. Expected remaining maturities for certain United States agency debentures may occur earlier than their contractual maturities because the note issuers have the right to call outstanding amounts ahead of their contractual maturity.

	September 30, 2026
	Amortized	Estimated
Held-to-maturity	Cost	Fair Value
Due in one year or less	$2,209,582	$2,203,965
Due after one year through five years	18,693,180	18,094,371
Due after five years through ten years	9,011,568	8,385,514
Total	$29,914,330	$28,683,850

Note 3: Loans and Allowance for Credit Losses

A summary of loans by major category as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Real estate:
One to four family residential	$130,132,103	$129,672,893
Home equity	1,735,340	1,975,201
Equity line of credit	8,229,487	6,930,038
Construction	9,965,042	12,175,080
Multi-family	1,188,824	1,067,972
Commercial	1,721,363	1,936,965
Commercial installment	4,377,492	3,505,245
Consumer:
Marine and recreational	28,890,197	30,242,927
Other consumer	2,174,958	3,207,401

Subtotal	188,414,806	190,713,722
Allowance for credit losses	(1,130,241)	(1,142,629)
Unearned loan fees	(167,447)	(155,572)
Loans, net	$187,117,118	$189,415,521

Changes in the allowance for the three and nine months ended September 30, 2026 and 2025, are as follows:

	For the three months ended September 30, 2026
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$533,585	$68,093	$—	$—	$601,678
Home equity	7,959	64	—	—	8,023
Equity line of credit	34,811	3,239	—	—	38,050
Construction	143,270	(42,766)	—	—	100,504
Multi-family	5,115	382	—	—	5,497
Commercial	19,890	(1,115)	—	—	18,775
Commercial installment	47,541	16,019	—	—	63,560
Consumer:
Marine and recreational	361,287	(47,463)	(59,229)	20,893	275,488
Other consumer	29,322	66,012	(77,068)	400	18,666
Total	$1,182,780	$62,465	$(136,297)	$21,293	$1,130,241

EWSB BANCORP, INC. AND SUBSIDIARY

	For the nine months ended September 30, 2026
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$601,094	$584	$—	$—	$601,678
Home equity	9,156	(1,133)	—	—	8,023
Equity line of credit	32,124	5,926	—	—	38,050
Construction	136,781	(36,277)	—	—	100,504
Multi-family	4,951	546	—	—	5,497
Commercial	19,727	(952)	—	—	18,775
Commercial installment	35,804	27,756	—	—	63,560
Consumer:
Marine and recreational	277,395	90,146	(112,946)	20,893	275,488
Other consumer	25,597	67,957	(77,068)	2,180	18,666
Total	$1,142,629	$154,553	$(190,014)	$23,073	$1,130,241

	For the three months ended September 30, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$693,116	$(80,281)	$(686)	$—	$612,149
Home equity	10,925	(1,270)	—	—	9,655
Equity line of credit	35,904	(3,750)	—	—	32,154
Construction	120,632	54,319	—	—	174,951
Multi-family	6,322	(664)	—	—	5,658
Commercial	23,293	(3,334)	—	—	19,959
Commercial Installment	37,357	(515)	—	—	36,842
Consumer:
Marine and recreational	242,894	47,547	(57,684)	—	232,757
Other consumer	25,909	(26)	—	—	25,883
Total	$1,196,352	$12,026	$(58,370)	$—	$1,150,008

	For the nine months ended September 30, 2025
	Beginning	Provision for			Ending
	Balance	Credit Loss	Charge-offs	Recoveries	Balance
Real estate:
One to four family residential	$639,578	$(26,743)	$(686)	$—	$612,149
Home equity	11,020	(1,365)	—	—	9,655
Equity line of credit	28,634	3,520	—	—	32,154
Construction	73,444	101,507	—	—	174,951
Multi-family	6,251	(593)	—	—	5,658
Commercial	30,624	(10,665)	—	—	19,959
Commercial Installment	42,629	(5,787)	—	—	36,842
Consumer:
Marine and recreational	259,197	31,244	(57,684)	—	232,757
Other consumer	35,045	(9,162)	—	—	25,883
Total	$1,126,422	$81,956	$(58,370)	$—	$1,150,008

The ACL on loans excludes $121,039 of allowance for unfunded commitments as of September 30, 2026 and $130,786 as of December 31, 2025 which is recorded within accrued interest payable and other liabilities on the Consolidated Balance Sheets. A negative provision for credit loss on unfunded loan commitments of $19,853 was made for the three months ended September 30, 2026 and a provision of $4,554 was made for the three months ended September 30, 2025.

EWSB BANCORP, INC. AND SUBSIDIARY

A negative provision for credit loss on unfunded loan commitments of $9,747 was made for the nine months ended September 30, 2026 and a provision of $60,287 was made for the nine months ended September 30, 2025.

As of September 30, 2026, there were two collateral dependent loans with outstanding principal totaling $320,732 in the one-to-four residential loan category that did not carry a specific allocation of the ACL. There were two collateral dependent loans totaling $75,214 in the marine and recreational loan segment secured by boats, one of which carried a $13,694 specific allocation to the ACL as of September 30, 2026. Additionally, there was a collateral dependent loan totaling $11,196 in the marine and recreational loan segment secured by a trailer that did not carry a specific allocation to the ACL as of September 30, 2026.

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

EWSB BANCORP, INC. AND SUBSIDIARY

The following tables present the credit risk profile of the Company’s loan portfolio based on risk rating category and year of origination at September 30, 2026 and December 31, 2025.

	Total Loans by Origination Year
	2026	2025	2024	2023	2022	Prior	Revolving	Total
At September 30, 2026
Real estate
One to four family residential
Performing	$11,721,249	$16,194,010	$16,690,231	$6,617,067	$27,831,958	$50,756,856	$—	$129,811,371
Non performing	—	—	71,743	248,989	—	—	—	320,732
Total one to four family residential	$11,721,249	$16,194,010	$16,761,974	$6,866,056	$27,831,958	$50,756,856	$—	$130,132,103
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Home equity
Performing	$401,905	$244,752	$569,597	$188,924	$259,112	$71,050	$—	$1,735,340
Non performing	—	—	—	—	—	—	—	—
Total home equity	$401,905	$244,752	$569,597	$188,924	$259,112	$71,050	$—	$1,735,340
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$8,229,487	$8,229,487
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$8,229,487	$8,229,487
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Performing	$5,350,368	$4,316,950	$—	$—	$114,276	$59,554	$123,894	$9,965,042
Non performing	—	—	—	—	—	—	—	—
Total construction	$5,350,368	$4,316,950	$—	$—	$114,276	$59,554	$123,894	$9,965,042
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	$901,979	$—	$—	$—	$—	$286,845	$—	$1,188,824
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$901,979	$—	—	$—	—	$286,845	$—	$1,188,824
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	$—	$58,071	$466,565	$—	$950,121	$246,606	$—	$1,721,363
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$—	$58,071	$466,565	$—	$950,121	$246,606	$—	$1,721,363
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial installment
Pass	$2,056,433	$788,240	$106,032	$152,184	$181,461	$1,093,142	$—	$4,377,492
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$2,056,433	$788,240	$106,032	$152,184	$181,461	$1,093,142	$—	$4,377,492
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Marine and recreational
Performing	$4,497,469	$4,780,910	$4,520,954	$4,931,956	$1,776,956	$8,295,542	$—	$28,803,787
Non performing	—	—	—	—	—	86,410	—	86,410
Total marine and recreational	$4,497,469	$4,780,910	$4,520,954	$4,931,956	$1,776,956	$8,381,952	$—	$28,890,197
Current year-to-date gross write-offs	—	—	—	40,665	46,404	25,877	—	112,946
Other consumer
Performing	$241,726	$494,629	$446,744	$276,606	214,144	$501,109	$—	$2,174,958
Non performing	—	—	—	—	—	—	—	—
Total other consumer	$241,726	$494,629	$446,744	$276,606	$214,144	$501,109	$—	$2,174,958
Current year-to-date gross write-offs	77,068	—	—	—	—	—	—	77,068
Total loans	$25,171,129	$26,877,562	$22,871,866	$12,415,726	$31,328,028	$61,397,114	$8,353,381	$188,414,806
Total current year-to-date gross write-offs	77,068	—	—	40,665	46,404	25,877	—	190,014

EWSB BANCORP, INC. AND SUBSIDIARY

	Total Loans by Origination Year
	2025	2024	2023	2022	2021	Prior	Revolving	Total
At December 31, 2025
Real estate
One to four family residential
Performing	$13,673,316	$19,779,834	$7,998,043	$30,001,104	$10,818,144	$47,107,895	$—	$129,378,336
Non performing	—	—	—	—	—	294,557	—	294,557
Total one to four family residential	$13,673,316	$19,779,834	$7,998,043	$30,001,104	$10,818,144	$47,402,452	$—	$129,672,893
Current year-to-date gross write-offs	—	—	—	—	—	686	—	686
Home equity
Performing	$301,733	$807,240	$465,994	$286,981	$15,261	$97,992	$—	$1,975,201
Non performing	—	—	—	—	—	—	—	—
Total home equity	$301,733	$807,240	$465,994	$286,981	$15,261	$97,992	$—	$1,975,201
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Equity line of credit
Performing	$—	$—	$—	$—	$—	$—	$6,930,038	$6,930,038
Non performing	—	—	—	—	—	—	—	—
Total equity line of credit	$—	$—	$—	$—	$—	$—	$6,930,038	$6,930,038
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Construction
Performing	$9,384,639	$2,475,561	$119,018	$62,686	$—	$133,176	$—	$12,175,080
Non performing	—	—	—	—	—	—	—	—
Total construction	$9,384,639	$2,475,561	$119,018	$62,686	$—	$133,176	$—	$12,175,080
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Multi-family
Pass	$—	$—	$—	$—	$201,072	$866,900	$—	$1,067,972
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total multi-family	$—	$—	$—	$—	$201,072	$866,900	$—	$1,067,972
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial
Pass	$59,001	$476,965	$143,525	$978,898	$224,550	$54,026	$—	$1,936,965
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial	$59,001	$476,965	$143,525	$978,898	$224,550	$54,026	$—	$1,936,965
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Commercial installment
Pass	$1,284,063	$120,517	$164,205	$220,173	$757,869	$958,418	$—	$3,505,245
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total commercial installment	$1,284,063	$120,517	$164,205	$220,173	$757,869	$958,418	$—	$3,505,245
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Consumer
Marine and recreational
Performing	$6,169,142	$5,362,958	$6,046,790	$2,122,067	$393,319	$10,148,651	$—	$30,242,927
Non performing	—	—	—	—	—	—	—	—
Total marine and recreational	$6,169,142	$5,362,958	$6,046,790	$2,122,067	$393,319	$10,148,651	$—	$30,242,927
Current year-to-date gross write-offs	—	—	—	—	72,030	7,841	—	79,871
Other consumer
Performing	$782,570	$708,503	$484,533	$422,512	103,832	$698,170	$—	$3,200,120
Non performing	—	—	—	—	—	7,281	—	7,281
Total other consumer	$782,570	$708,503	$484,533	$422,512	$103,832	$705,451	$—	$3,207,401
Current year-to-date gross write-offs	—	—	—	—	—	—	—	—
Total loans	$31,654,464	$29,731,578	$15,422,108	$34,094,421	$12,514,047	$60,367,066	$6,930,038	$190,713,722
Total current year-to-date gross write-offs	—	—	—	—	72,030	8,527	—	80,557

EWSB BANCORP, INC. AND SUBSIDIARY

Loan aging information as of September 30, 2026 and December 31, 2025, follows:

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
September 30, 2026

Real estate:
One to four family residential	$129,811,371	$—	$—	$294,557	$320,732	$—	$130,132,103
Home equity	1,735,340	—	—	—	—	—	1,735,340
Equity line of credit	8,229,487	—	—	—	—	—	8,229,487
Construction	9,965,042	—	—	—	—	—	9,965,042
Multi-family	1,188,824	—	—	—	—	—	1,188,824
Commercial	1,721,363	—	—	—	—	—	1,721,363
Commercial installment	4,377,492	—	—	—	—	—	4,377,492
Consumer
Marine and recreational	28,508,166	278,282	17,339	—	86,410	—	28,890,197
Other consumer	2,150,219	24,739	—	7,281	—	—	2,174,958

Totals	$187,687,304	$303,021	$17,339	$301,838	$407,142	$—	$188,414,806

	Accruing
		Loans Past	Loans	Nonaccrual	Nonaccrual	Nonaccrual
	Current	Due 31-89	Past Due	loans beginning	loans end	end of period
	Loans	Days	90+ Days	of period	of period	with an ACL	Total Loans
December 31, 2025

Real estate:
One to four family residential	$128,279,630	$1,098,706	$—	$—	$294,557	$—	$129,672,893
Home equity	1,975,201	—	—	—	—	—	1,975,201
Equity line of credit	6,930,038	—	—	—	—	—	6,930,038
Construction	12,175,080	—	—	—	—	—	12,175,080
Multi-family	1,067,972	—	—	—	—	—	1,067,972
Commercial	1,936,965	—	—	—	—	—	1,936,965
Commercial installment	3,505,245	—	—	—	—	—	3,505,245
Consumer							—
Marine and recreational	30,014,090	228,837	—	—	—	—	30,242,927
Other consumer	3,200,120	—	—	12,704	7,281	—	3,207,401

Totals	$189,084,341	$1,327,543	$—	$12,704	$301,838	$—	$190,713,722

Interest income received on nonaccrual loans is considered to be immaterial to the consolidated financial statements.

The Bank may modify loans to borrowers experiencing financial difficulty by providing modifications to repayment terms. There were no loans subject to such modifications as of September 30, 2026 or December 31, 2025.

EWSB BANCORP, INC. AND SUBSIDIARY

A summary of loans to directors, executive officers, and their affiliates as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Balance at beginning of period	$16,031	$44,715
New loans	3,021	—
Repayments	(10,719)	(28,684)

Balance at end of period	$8,333	$16,031

Note 4: Deposits

The composition of deposits at September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Non-interest-bearing demand	$10,470,446	$7,696,247
Interest-bearing demand	29,631,004	28,927,813
Savings	29,079,059	29,594,042
Money market	39,990,224	38,911,518
Certificates of deposit	117,433,538	112,120,928

Total deposits	$226,604,271	$217,250,548

The aggregate amount of certificates of deposit in denominations of $250,000 or more at September 30, 2026 and December 31, 2025 was approximately $18,176,000 and $17,866,000, respectively.

The scheduled maturities of certificates of deposit as of September 30, 2026 are summarized as follows:

Twelve months ended September 30,	Amount
2027	$89,486,082
2028	19,464,936
2029	4,136,486
2030	3,784,118
2031	561,916

Total	$117,433,538

Deposits from directors, executive officers, and their affiliates totaled $2,625,559 and $2,697,856 at September 30, 2026 and December 31, 2025, respectively.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 5: Borrowed Funds

Borrowed funds consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Weighted Average Rate		Amount	Weighted Average Rate	Amount
Federal Home Loan Bank:
Fixed rate, short term advances	n/a	%	$—	3.80%	$1,306,000
Fixed rate, fixed term advances	3.35%		12,214,087	3.82%	37,062,820
Total borrowings			$12,214,087		$38,368,820

The Company utilizes fixed rate short term advances from the Federal Home Loan Bank (“FHLB”) as a flexible source of liquidity. Terms of these advances range from 1 – 27 days.

The following is a summary of scheduled maturities of non-short term borrowed funds as of September 30, 2026:

	Average Rate	Amount
2028	3.58%	5,968,729
2029	3.36%	5,345,858
2030	1.79%	899,500

Total		$12,214,087

Actual maturities may differ from the scheduled principal maturities due to call options on the various advances.

The Company has an agreement with the FHLB that provides for borrowing up to a FHLB determined percent of the market value of the Company’s qualifying one- to four-family residential real estate loans, other pledgeable loans and investments. The Company did not have loans pledged as security for FHLB borrowings at September 30, 2026. Loans pledged at December 31, 2025 totaled approximately $66,499,000. Investment securities pledged for FHLB borrowings totaled approximately $14,225,000 at September 30, 2026. No investment securities were pledged at December 31, 2025. FHLB advances are also secured by $2,258,359 of FHLB stock owned by the Company at September 30, 2026 and $2,759,245 of FHLB stock owned by the Company at December 31, 2025. At September 30, 2026, the Company has unused borrowing capacity of $740,000 based on total collateral pledged as of this date. New advances are subject to a 90-day maximum maturity. The Company may be required to purchase additional FHLB activity stock to support borrowings beyond current activity stock holdings.

At September 30, 2026 and December 31, 2025, the Company has short-term borrowing availability through the Federal Reserve Bank’s discount window of up to $25.0 million. The Company is required to pledge securities and/or loans in order to borrow at the discount window. The Company did not have any securities pledged at September 30, 2026. The Company had approximately $8.4 million in held to maturity investment securities pledged at December 31, 2025. The collateral value and related borrowing availability of the pledged securities is $0 and $8.1 million as of September 30, 2026 and December 31, 2025, respectively. The Company had no short-term borrowings through the Federal Reserve discount window as of September 30, 2026 and December 31, 2025.

At September 30, 2026 and December 31, 2025, the Company had an unsecured $6.0 million federal funds line of credit with a correspondent bank.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 6: Income Taxes

Management continued to assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of the existing deferred tax assets, including net operating losses for federal and state income tax purposes. A significant piece of objective negative evidence evaluated is the cumulative taxable losses incurred during the nine-month period ended September 30, 2026 and during the four preceding calendar years. Such objective negative evidence limits the ability to consider other subjective evidence such as our projections for future growth and taxable income. On the basis of this evaluation, a valuation allowance of $3.5 million and $3.3 million has been recorded as of September 30, 2026 and December 31, 2025, respectively to recognize only the portions of the deferred tax asset that is more likely than not to be realized.

The primary differences between income taxes at the federal statutory rate and the provision for income taxes during the periods presented include state taxes, tax-exempt interest and non-interest income, and the recording of the valuation allowance.

The major components of the net deferred tax assets as of September 30, 2026 and December 31, 2025, are presented below:

	September 30, 2026	December 31, 2025
Deferred tax assets
Net operating losses and temporary differences net of deferred tax liabilities	$3,521,356	$3,297,641
Unrealized loss on securities available for sale and held to maturity	1,880,096	1,844,846

Total deferred tax assets	5,401,452	5,142,487
Valuation allowance	(3,521,356)	(3,297,641)
Net deferred tax asset	$1,880,096	$1,844,846

Note 7: Capital and Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum regulatory capital amounts and ratios (set forth in the table below). It is management’s opinion, as of September 30, 2026, that the Bank meets all applicable statutory capital adequacy requirements.

As of September 30, 2026, the Bank is categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum regulatory capital ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank’s category.

The payment of dividends by the Bank would be restricted if the Bank does not meet the minimum Capital Conservation Buffer as defined by Basel III regulatory capital guidelines and/or if, after payment of the dividend, the Bank would be unable to maintain satisfactory regulatory capital ratios.

EWSB BANCORP, INC. AND SUBSIDIARY

The Bank’s actual capital amounts and ratios as of September 30, 2026 and December 31, 2025, are presented in the following tables:

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
September 30, 2026

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$19,583	12.3%	≥ $	7,175	≥	4.5%	≥ $	10,365	≥	6.5%
Tier 1 capital (to risk-weighted assets)	19,583	12.3%	≥	9,567	≥	6.0%	≥	12,756	≥	8.0%
Total capital (to risk-weighted assets)	20,834	13.1%	≥	12,756	≥	8.0%	≥	15,946	≥	10.0%
Tier 1 capital (to average assets)	19,583	7.5%	≥	10,474	≥	4.0%	≥	13,092	≥	5.0%

							To Be Well Capitalized
			For Capital Adequacy				Under Prompt Corrective
	Actual		Purposes				Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount		Ratio		Amount		Ratio
December 31, 2025

Bank
Common Equity Tier 1 capital (to risk-weighted assets)	$17,228	10.8%	≥ $	7,190	≥	4.5%	≥ $	10,385	≥	6.5%
Tier 1 capital (to risk-weighted assets)	17,228	10.8%	≥	9,586	≥	6.0%	≥	12,781	≥	8.0%
Total capital (to risk-weighted assets)	18,501	11.6%	≥	12,781	≥	8.0%	≥	15,977	≥	10.0%
Tier 1 capital (to average assets)	17,228	6.1%	≥	11,264	≥	4.0%	≥	14,080	≥	5.0%

In addition to the above minimum regulatory capital measures, the Board of Directors has designated that the Bank will have and maintain its tier one capital as a percentage of average total assets at a minimum of 8.0% and its level of total capital to risk-weighted assets at a minimum of 11.0%. At September 30, 2026, the Bank’s tier one capital as a percentage of average total assets capital ratio of 7.5% was not in compliance with the minimum ratio as designated by the Board of Directors. The Bank’s total capital to risk-weighted assets ratio of 13.1% was in compliance with the minimum ratio designated by the Board of Directors.

In addition to the above minimum regulatory capital measures, the State of Wisconsin requires a state-chartered savings bank to maintain a net worth ratio in an amount not less than 6%. At September 30, 2026, the Bank’s net worth ratio of 6.01% was in compliance with the minimum requirement.

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

Some assets and liabilities, such as securities available for sale, are measured at fair value on a recurring basis under GAAP. Other assets and liabilities, such as individually evaluated loans, may be measured at fair value on a nonrecurring basis. As of September 30, 2026 and December 31, 2025, the Company did not have any significant assets or liabilities that were measured at fair value on a nonrecurring basis.

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

Information regarding the fair value of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, follows:

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$6,227,105	$—	$6,227,105	$—
State and political subdivisions	11,631,662	—	11,631,662	—
Corporate securities	2,918,050	—	2,918,050	—
Total securities available for sale	$20,776,817	$—	$20,776,817	$—

Fair value hedge on fixed rate loans	$458,897	$—	$458,897	$—

EWSB BANCORP, INC. AND SUBSIDIARY

		Recurring Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
	Assets	Markets for	Other	Significant
	Measured at	Identical	Observable	Unobservable
	Fair Value	Instruments	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Securities available for sale:
Mortgage-backed securities	$7,187,725	$—	$7,187,725	$—
State and political subdivisions	12,054,019	—	12,054,019	—
Corporate securities	3,047,665	—	3,047,665	—
Total securities available for sale	$22,289,409	$—	$22,289,409	$—

Financial liabilities:
Fair value hedge on fixed rate loans	$142,064	$—	$142,064	$—

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

Certain financial instruments generally expose the Company to limited credit risk and have no stated maturities or have short-term maturities and carry interest rates that approximate market. The carrying value of these financial instruments is assumed to approximate the fair value of these instruments. These instruments include cash and cash equivalents, non-interest-bearing deposit accounts, time deposits with other financial institutions, FHLB stock, escrow deposits, FHLB advances and accrued interest receivable and payable. The fair market values of loans and interest-bearing deposits are calculated using the discounted cash flow (present value) method.

The carrying amounts and estimated fair values by fair value hierarchy of certain financial instruments as of September 30, 2026 and December 31, 2025, follow:

	Carrying				Estimated
	Amount				Fair Value
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)	September 30, 2026
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$27,732,615	$—	$26,514,827	$—	$26,514,827
U.S. Treasury securities	$2,181,715	$2,169,023	$—	$—	$2,169,023
Loans, net	$187,117,118	$—	$—	$177,975,000	$177,975,000
Financial liabilities:
Interest-bearing deposits	$216,133,825	$—	$200,276,000	$—	$200,276,000
Fixed rate, fixed term FHLB advances	$12,214,087	$—	$11,779,464	$—	$11,779,464

EWSB BANCORP, INC. AND SUBSIDIARY

	Carrying				Estimated
	Amount				Fair Value
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
Financial assets:
HTM debt securities:
U.S. government sponsored agencies	$27,632,778	$—	$27,920,369	$—	$27,920,369
U.S. Treasury securities	$8,798,979	$8,829,443	$—	$—	$8,829,443
Loans, net	$189,415,521	$—	$—	$184,275,000	$184,275,000
Financial liabilities:
Interest-bearing deposits	$209,554,301	$—	$198,751,000	$—	$198,751,000
Fixed rate, fixed term FHLB advances	$37,062,820	$—	$37,175,221	$—	$37,175,221

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

Fair Value Hedge: An interest rate swap with a notional amount totaling $25.0 million as of September 30, 2026 and December 31, 2025 was designated as a fair value last of layer hedge for certain fixed rate prepayable loans.

EWSB BANCORP, INC. AND SUBSIDIARY

Note 11: Earnings Per Share (“EPS”)

Basic EPS represents income available to common stockholders divided by weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares (such as stock options) were exercised or converted into additional common shares that should then share in the earnings of the Company. The Company’s noncumulative participating preferred stock participates in dividends with common stockholders when applicable under its contractual terms but is not contractually obligated to participate in losses. Accordingly, no portion of the Company’s net loss is allocated to the preferred stockholders for purposes of calculating basic EPS. Diluted EPS is computed by dividing net income attributed to common stockholders by the weighted-average number of common shares outstanding for the period, plus the effect of potential dilutive common share equivalents.

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income (loss) applicable to common shares outstanding	$(113,655)	$(3,340,658)	$(792,959)	$(4,187,959)

Average number of common shares outstanding	1,014,220	752,538	842,641	752,538
Less: Average unallocated ESOP shares	45,764	48,398	46,422	49,056
Average number of common shares outstanding used to calculate basic earnings per common share	968,456	704,140	796,219	703,482
Diluted potential common shares	—	—	—	—
Average number of common shares outstanding used to calculate diluted earnings per common share	968,456	704,140	796,219	703,482
Earnings per common share - basic	$(0.12)	$(4.74)	$(1.00)	$(5.95)
Earnings per common share - diluted	$(0.12)	$(4.74)	$(1.00)	$(5.95)

There were no securities or other contracts that had a dilutive effect during the three and nine months ended September 30, 2026 and 2025, and therefore the weighted-average common shares outstanding used to calculate both basic and diluted EPS are the same. Shares held by the Employee Stock Ownership Plan (“ESOP”) that have not been allocated to employees in accordance with the terms of the ESOP, referred to as “unallocated ESOP shares”, are not deemed outstanding for EPS calculations. All unallocated ESOP shares have been excluded from the calculation of basic and diluted EPS.

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

Each December, the Bank makes discretionary contributions to the ESOP, which are equal to principal and interest payments required on the term loan. Expense recorded during the nine months ended September 30, 2026 and 2025, is $19,130 and $18,863, respectively.

EWSB BANCORP, INC. AND SUBSIDIARY

Shares held by the ESOP as of September 30, 2026 and 2025, were as follows:

	September 30, 2026	September 30, 2025
Shares committed for allocation	7,244	4,610
Unallocated	45,434	48,068
Total ESOP shares	52,678	52,678

Fair value of unearned shares at September 30, 2026 and 2025	$461,609	$425,402

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “could,” “indicate,” “would,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

●	our ability to manage our vulnerability to interest rates;
●	general economic conditions, either nationally or in our market areas, that are worse than expected including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by supply chain disruptions, tariffs or otherwise;
●	inflation and changes in the interest rate environment that reduce our margins and yields, our mortgage banking revenues, the fair value of financial instruments, including our mortgage servicing rights asset, or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make;
●	changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the ACL;
●	changes in the economic assumptions and methodology used to calculate the ACL;
●	the current or anticipated impact of military conflict, terrorism or other geopolitical events;

●	the imposition of tariffs or other domestic or international governmental policies, trade restrictions and retaliatory measures impacting our borrowers and the broader economy;
●	the impact of a debt ceiling impasses or fiscal uncertainty;
●	changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
●	our ability to access cost-effective funding;
●	fluctuations in real estate values and residential real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to execute on our business strategies, including increasing our loan originations;
●	competition among depository and other financial institutions;
●	changes in the securities or secondary mortgage markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and insurance premiums;
●	changes in the quality or composition of our loan or investment portfolios;
●	technological changes that may be more difficult or expensive than expected;
●	the failure to maintain current technologies and/or successfully implement future information technology enhancements and the operation risks associated with the adoption of artificial intelligence and other emerging technologies;
●	the inability of third-party providers to perform as expected;
●	risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in our operational or security systems and infrastructure, including the risks arising from our dependence on third-party service providers and vendors;
●	our ability to manage market risk, credit risk and operational risk;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to attract and retain key employees; and
●	changes in the financial condition, results of operations or future prospects of issuers of securities that we own.

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

Critical Accounting Policies and Use of Critical Accounting Estimates

Our accounting policies are integral to understanding the results reported. We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. As of September 30, 2026, there have been no material changes to our critical accounting policies as compared to the critical accounting policies disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Comparison of Financial Condition at September 30, 2026 and December 31, 2025

Total Assets. Total assets decreased $12.8 million, or 4.7%, to $258.2 million at September 30, 2026 from $271.0 million at December 31, 2025. The change was primarily the result of a $2.3 million net decrease in portfolio loans due to the sale of approximately $6.3 million in loans offset by $4.0 million in loan growth, a $6.5 million decrease in securities held-to-maturity, a $1.5 million decrease in securities available for sale, and a $3.3 million decrease in time deposits with other financial institutions offset by a $900,000 increase in cash and cash equivalents.

Cash and Cash Equivalents and Time Deposits with Other Financial Institutions. Total cash and due from banks and time deposits with other financial institutions decreased $2.4 million or 40.8% to $3.4 million at September 30, 2026 from $5.8 million at December 31, 2025. The change was primarily related to $3.3 million in maturities of time deposits with other financial institutions.

Securities Available-for-Sale. Securities available-for-sale declined $1.5 million, or 6.8%, to $20.8 million at September 30, 2026 from $22.3 million at December 31, 2025. The decrease was primarily due to $741,000 in maturities of investment securities and principal paydowns on mortgage-backed securities and a $795,000 decrease in the market value of the portfolio due to an increase in market interest rates during the nine months ended September 30, 2026. The proceeds from maturities and principal paydowns are utilized to manage balance sheet liquidity.

Securities Held-to-Maturity. Securities held-to-maturity decreased $6.5 million, or 17.9%, to $29.9 million at September 30, 2026 from $36.4 million at December 31, 2025. The decrease in securities held-to-maturity was due to $7.3 million of investment securities maturing during the period offset by $693,000 in amortization of unrealized losses and discounts.

Loans, net. Loans, net decreased $2.3 million, or 1.2%, to $187.1 million at September 30, 2026 from $189.4 million at December 31, 2025. Construction, marine and recreational, and other consumer loans decreased $2.2 million, $1.4 million, and $1.0 million, respectively, to $10.0 million, $28.9 million, and $2.2 million, at September 30, 2026, respectively. These changes were the result of the transition of construction loans to one-to-four family properties upon completion of construction, and loan payoffs exceeding production for marine and recreational and other consumer loans. These decreases were partially offset by increases in equity line of credit, commercial installment, and one-to-four family residential loans of $1.3 million, $872,000, and $459,000, respectively, to $8.2 million, $4.4 million and $130.1 million at September 30, 2026, respectively.

Deposits. Total deposits increased $9.4 million or 4.3% to $226.6 million at September 30, 2026, from $217.2 million at December 31, 2025. Non-interest bearing deposits increased $2.8 million, or 36.0%, to $10.5 million at September 30, 2026, compared to $7.7 million at December 31, 2025. Total interest-bearing deposits, other than time deposits, increased approximately $1.3 million, or 1.3%, to $98.7 million at September 30, 2026, from $97.4 million at December 31, 2025. Certificates of deposit increased $5.3 million, or 4.7%, to $117.4 million at September 30, 2026, from $112.1 million at December 31, 2025. Non interest-bearing deposits have increased due to funding received from the Company’s stock offering and our emphasis on deposit growth from both business and personal customers. Interest-

bearing deposits have increased in both demand and money market accounts due to emphasis on deposit growth and increased utilization of fully insured deposit offerings. Certificates of deposit balances have increased due to deposit growth initiatives and additional utilization of a deposit listing service to efficiently acquire cost effective deposits.

Borrowings. We had $12.2 million of borrowings at September 30, 2026 as compared to $38.4 million at December 31, 2025. The decrease of $26.2 million in FHLB borrowings is primarily due to utilizing cash generated from loan sales, maturities of investment securities, proceeds from the stock offering, and increase in deposits during the nine months ended September 30, 2026 to paydown borrowings.

Stockholders’ Equity. Total stockholders’ equity increased $2.3 million to $15.5 million at September 30, 2026 from $13.2 million at December 31, 2025. Common stock and additional paid-in capital increased $2.4 million related to issuance of common stock net of issuance costs from the stock offering. Preferred stock and related additional paid in capital increased $775,000 related to issuance of preferred stock net of issuance cost as a component of the stock offering. Retained earnings decreased $793,000 resulting from the net loss incurred for the nine months ended September 30, 2026. Accumulated other comprehensive loss increased $97,000 related to the increase in the unrealized holding loss on securities available for sale partially offset by the amortization of unrealized holding gains on securities held-to-maturity.

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

	For the Three Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$186,489	$2,429	5.17%	$198,746	$2,534	5.06%
Securities available for sale	21,488	113	2.09%	22,428	121	2.14%
Securities held to maturity	30,656	117	1.51%	38,450	133	1.37%
Cash, cash equivalents and other interest-earning assets	8,318	72	3.43%	8,612	68	3.13%
Total interest-earning assets	$246,951	$2,731	4.39%	$268,236	$2,856	4.22%
Noninterest-earning assets	$12,503			$15,657
Total assets	$259,454			$283,893

Interest-bearing liabilities:
Interest-bearing demand deposits	$29,172	$8	0.11%	$28,274	$8	0.11%
Savings deposits	31,875	7	0.09%	31,984	4	0.05%
Money market	40,399	101	0.99%	40,806	69	0.67%
Certificates of deposit	115,436	1,105	3.80%	110,657	1,077	3.86%
Total interest-bearing deposits	$216,882	$1,221	2.23%	$211,721	$1,158	2.19%
Borrowed funds	16,709	140	3.32%	47,284	474	3.98%
Total interest-bearing liabilities	$233,591	$1,361	2.34%	$259,005	$1,632	2.50%
Noninterest-bearing demand deposits	10,523			9,162
Other noninterest-bearing liabilities	1,190			1,063
Total liabilities	245,304			269,230
Total equity	14,150			14,663
Total liabilities and equity	$259,454			$283,893
Net interest income		$1,370			$1,224
Net interest rate spread (2)			2.06%			1.72%
Net interest-earning assets (3)	$13,360			$9,231
Net interest margin (4)			2.20%			1.81%
Average interest-earning assets to interest-bearing liabilities	105.7%			103.6%
(1)	Net deferred fee income included in interest earned on loans totaled $89,000 for the three months ended September 30, 2026 and $96,000 for the three months ended September 30, 2025.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	For the Nine Months Ended September 30,
	2026			2025
	Average			Average
	Outstanding		Average	Outstanding		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$185,720	$7,122	5.13%	$193,894	$7,267	5.03%
Securities available for sale	21,891	345	2.11%	22,587	375	2.23%
Securities held to maturity	33,002	365	1.48%	38,983	403	1.39%
Cash, cash equivalents and other interest-earning assets	10,107	244	3.23%	8,311	175	2.83%
Total interest-earning assets	$250,720	$8,076	4.31%	$263,775	$8,220	4.18%
Noninterest-earning assets	$12,698			$15,947
Total assets	$263,418			$279,722

Interest-bearing liabilities:
Interest-bearing demand deposits	$28,858	$24	0.11%	$33,097	$127	0.51%
Savings deposits	31,192	18	0.08%	31,085	13	0.06%
Money market	40,353	291	0.96%	42,922	245	0.77%
Certificates of deposit	113,533	3,226	3.80%	111,610	3,419	4.11%
Total interest-bearing deposits	$213,936	$3,559	2.22%	$218,714	$3,804	2.33%
Borrowed funds	25,943	743	3.83%	36,604	1,101	4.04%
Total interest-bearing liabilities	$239,879	$4,302	2.40%	$255,318	$4,905	2.58%
Noninterest-bearing demand deposits	8,824			8,813
Other noninterest-bearing liabilities	2,385			1,307
Total liabilities	251,088			265,438
Total equity	12,330			14,284
Total liabilities and equity	$263,418			$279,722
Net interest income		$3,774			$3,315
Net interest rate spread (2)			1.91%			1.60%
Net interest-earning assets (3)	$10,841			$8,457
Net interest margin (4)			2.01%			1.69%
Average interest-earning assets to interest-bearing liabilities	104.5%			103.3%
(1)	Net deferred fee income included in interest earned on loans totaled $266,000 for the nine months ended September 30, 2026 and $272,000 for the nine months ended September 30, 2025.
(2)	Net interest rate spread represents the difference between the weighted average earned yield on interest-earning assets and the weighted average rate paid on interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
			Total			Total
	Increase (Decrease) Due to		Increase	Increase (Decrease) Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

	(In thousands)
Interest-earning assets:
Loans	$(157)	$52	$(104)	$(279)	$144	$(135)
Securities available-for-sale	(5)	(3)	(8)	(11)	(19)	(30)
Securities held-to-maturity	(27)	11	(16)	(64)	26	(38)
Cash, cash equivalents and other interest-earning assets	(3)	7	4	58	11	69
Total interest-earning assets	(191)	67	(124)	(296)	162	(134)

Interest-bearing liabilities:
Interest-bearing demand deposits	0	(0)	(0)	(14)	(89)	(103)
Savings deposits	(0)	3	3	(1)	6	5
Money market	(1)	33	32	(18)	64	46
Certificates of deposit	46	(18)	28	55	(248)	(193)
Total interest-bearing deposits	45	18	63	22	(267)	(245)
Borrowed funds	(288)	(27)	(316)	(305)	(53)	(358)
Total interest-bearing liabilities	(244)	(9)	(253)	(283)	(320)	(603)
Change in net interest income	$53	$77	$129	$(13)	$482	$469

Comparison of Operating Results for the Three Months Ended September 30, 2026 and 2025

Net Income/(Loss). We recorded a net loss of $114,000 for the three months ended September 30, 2026, compared to a net loss of $3.3 million for the three months ended September 30, 2025, a change of $3.2 million year-over-year for the period. The decrease in our net loss resulted primarily from a $3.2 million decrease in the provision for income taxes and a $146,000 increase in net interest income offset by a $70,000 increase in noninterest expense and a $26,000 increase in the provision for credit losses.

Interest Income. Interest income decreased $125,000, or 4.4%, to $2.7 million for the three months ended September 30, 2026, from $2.9 million for the three months ended September 30, 2025, due to a $105,000 decrease in interest and fees on loans. The decrease in interest and fees on loans was primarily due to a decline of $12.3 million in average loan balances offset by 11 basis point increase in the weighted average yield on the loan portfolio to 5.17% for the three months ended September 30, 2026, from 5.06% for the same period in 2025. Interest income on securities and other investments increased $2,000 to $324,000 for the three months ended September 30, 2026 primarily due to a 30 basis point increase in yield to 3.43% on interest-bearing cash balances and other interest-earning assets for the three months ended September 30, 2026 compared to a yield of 3.13% for the same period in 2025. The increase in yield offset a $9.0 million decline in average balances in interest-bearing cash balances and investment securities primarily related to security maturities.

Interest Expense. Total interest expense decreased $271,000, or 16.6% to $1.4 million for the three months ended September 30, 2026 compared to $1.6 million for the three months ended September 30, 2025. Interest expense on deposits increased $63,000 to $1.2 million for the three months ended September 30, 2026 . This increase was due to a $5.2 million increase in average total interest-bearing deposit balances for the three months ended September 30, 2026 compared to the same period in 2025. The weighted average rate paid on deposits increased 4 basis points to 2.23% from 2.19% for the three months ended September 30, 2026 and 2025.

Interest expense on borrowed funds decreased $334,000 for the three months ended September 30, 2026 to $140,000 compared to $474,000 for the three months ended September 30, 2025. The weighted average rate paid on borrowed funds declined 66 basis points to 3.32% for the three months ended September 30, 2026, from 3.98% for the three months ended September 30, 2025 while the average balance of borrowed funds decreased $30.6 million, or 64.7%, to $16.7 million for the three months ended September 30, 2026 from $47.3 million for the three months ended September 30, 2025. The decrease in the average balance was generally related to the decline in funding needs due to the $21.3 million reduction in average interest-earning assets, the $6.6 million increase in average deposit balances, and proceeds received from the common and preferred stock issuance.

Net Interest Income. Net interest income increased $146,000, or 11.9%, to $1.4 million for the three months ended September 30, 2026 from $1.2 million for the three months ended September 30, 2025, primarily due to an increase in the interest rate spread to 2.06% for the three months ended September 30, 2026 from 1.72% for the three months ended September 30, 2025 and an increase in the net interest margin to 2.20% for the three months ended September 30, 2026, from 1.81% for the three months ended September 30, 2025. The increases in the interest rate spread and the net interest margin were primarily due to an increase in the weighted average yield on interest-earning assets and decline in weighted average yield on interest-bearing liabilities.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL on loans and unfunded loan commitments, a provision of $62,000 was made to the ACL on loans and a negative provision of $20,000 to the ACL for unfunded loan commitments for the three months ended September 30, 2026. A provision of $12,000 was made to the ACL on loans and $5,000 to the ACL for unfunded loan commitments for the three months ended September 30, 2025. The adequacy of the ACL and provision expense is based on an analysis of current credit characteristics in conjunction with loss history of the loan portfolio and peer group loss data.

Noninterest Income. Noninterest income increased $1,000, or 0.3%, to $433,000 for the three months ended September 30, 2026 from $432,000 for the three months ended September 30, 2025. The change resulted primarily from a $55,000 increase in the gain on sale of mortgage loans, a $12,000 increase in service charges on deposits due to deposit growth, a $11,000 increase in other income due to an increase in title service revenue, and a $6,000 increase in bank owned life insurance income. These increases in non-interest income were offset by a $33,000 decrease in mortgage banking income, a $44,000 decrease in the gain on the interest rate swap, and a $6,000 decrease in interchange income due to activity declines on a year-over-year basis. The table below sets forth our noninterest income for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
Service charges on deposit accounts	$29,117	$17,273	$11,844	68.6%
Interchange income	51,850	57,430	(5,580)	(9.7)%
Mortgage banking income	44,587	77,404	(32,817)	(42.4)%
Gain on sale of mortgage loans	143,682	89,005	54,677	61.4%
Increase in cash value of life insurance	70,345	64,080	6,265	9.8%
Gain on interest rate swap	7,889	52,326	(44,437)	(84.9)%
Other	85,674	74,537	11,137	14.9%
Total noninterest income	$433,144	$432,055	$1,089	0.3%

Noninterest Expense. Noninterest expense increased $70,000, or 3.9%, totaling $1.9 million for the three months ended September 30, 2026 compared to $1.8 million for the three months ended September 30, 2025. The change resulted primarily from a $75,000 increase in data processing expenses related to enhancements in our core processing and network structure, a $47,000 increase in other expenses due to increases in legal and professional fees and other operating expenses, and a $19,000 increase in FDIC insurance premiums. The increases were partially offset by a $37,000 decrease in salary and benefit expenses and a $11,000 decrease in occupancy expense due primarily to savings realized on the closing of two branches over recent years and reduction in employee count and a $22,000 decrease related to a loss on the sale of other real estate owned recorded in the three months ended September 30, 2025. The table below sets forth our noninterest expense for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
Salaries and related benefits	$1,028,891	$1,065,737	$(36,846)	(3.5)%
Occupancy expense	129,842	141,176	(11,334)	(8.0)%
Data processing	299,574	224,982	74,592	33.2%
Advertising	28,249	27,854	395	1.4%
FDIC insurance premiums	112,140	93,613	18,527	19.8%
Loss on other real estate owned	—	22,213	(22,213)	(100.0)
Other	275,176	227,851	47,325	20.8%
Total noninterest expense	$1,873,872	$1,803,426	$70,446	3.9%

Income Tax Expense. We did not record income tax expense or benefit for the three months ended September 30, 2026, compared to a provision of $3.2 million for the three months ended September 30, 2025. A $3.2 million valuation allowance was recorded against our deferred tax asset during the three months ended September 30, 2025. For the three months ended September 30, 2026, the change in the deferred tax valuation allowance of $37,000 was offset by an equal deferred tax benefit.

Comparison of Operating Results for the Nine Months Ended September 30, 2026 and 2025

Net Income/(Loss). We recorded a net loss of $793,000 for the nine months ended September 30, 2026, compared to a net loss of $4.2 million for the nine months ended September 30, 2025, a decrease in loss of $3.4 million year-over-year for the period. The change in year-over-year performance resulted primarily from a $459,000 increase in net interest income due to an overall increase in yield on average earning assets and decline in funding cost on interest-bearing liabilities, a $143,000 increase in noninterest income, and a $2.8 million decline in the provision for income taxes.

Interest and Dividend Income. Interest and dividend income decreased $144,000 or 1.7%, to $8.1 million for the nine months ended September 30, 2026, from $8.2 million for the nine months ended September 30, 2025, due to a $145,000 decrease in interest and fees on loans and a $68,000 decrease in interest on investment securities offset by a $70,000 increase in interest and dividends on other investments. The decrease in interest and fees on loans was primarily due to a $8.2 million decline in average loan balances for the nine months ended September 30, 2026 compared to the same period in 2025 offset by an increase of ten basis points in the weighted average yield on the loan portfolio to 5.13% for the nine months ended September 30, 2026 from 5.03% for the same period in 2025. The decrease in interest on investment securities was primarily due to a $6.7 million decline in average investment balances due to maturities and paydowns for the nine months ended September 30, 2026 compared to the same period in 2025 offset by a 4 basis point increase in weighted average yield to 1.73% for the nine months ended September 30, 2026 from 1.69% for the same period in 2025. Interest and dividend income on cash, cash equivalents, and other interest-earning assets increased $69,000 to $244,000 for the nine months ended September 30, 2026 primarily due to a $1.8 million increase in average balances for the nine months ended September 30, 2026 compared to the same period in 2025 and related increase in dividends on Federal Home Loan Bank stock holdings of $36,000 and a $40,000 increase in interest earned on overnight investment accounts.

Interest Expense. Total interest expense decreased $603,000, or 12.3%, to $4.3 million for the nine months ended September 30, 2026, from $4.9 million for the nine months ended September 30, 2025. Interest expense on deposits decreased $245,000 or 6.4%, to $3.6 million for the nine months ended September 30, 2026 compared to $3.8 million for the nine months ended September 30, 2025, due primarily to a decrease in the weighted average rate paid on interest-bearing demand deposits of 40 basis points to 0.11% for the nine months ended September 30, 2026 from 0.51% for the nine months ended September 30, 2025 combined with a decrease in the average balance of such deposits of $4.2 million related to brokered deposits utilized during the same period in the prior year. Brokered deposits were not used during the nine months ended September 30, 2026. Interest expense on time deposits declined $193,000 to $3.2 million for the nine months ended September 30, 2026 compared to $3.4 million for the nine months ended September 30, 2025 due to a 31 basis point decline in average cost of funds to 3.80% from 4.11% during the same period in the prior year.

Interest expense on borrowed funds decreased $358,000, or 32.5%, to $743,000 for the nine months ended September 30, 2026, from $1.1 million for the nine months ended September 30, 2025. The rate paid on borrowed funds decreased 21 basis points to 3.83% for the nine months ended September 30, 2026, from 4.04% for the nine months ended September 30, 2025 while the average balance of borrowed funds declined $10.7 million to $25.9 million for the nine months ended September 30, 2026 compared to $36.6 million for the nine months ended September 30, 2025.

Net Interest Income. Net interest income increased $459,000 or 13.8%, to $3.8 million for the nine months ended September 30, 2026 from $3.3 million for the nine months ended September 30, 2025, primarily due to an increase in the interest rate spread to 1.91% for the nine months ended September 30, 2026 from 1.60% for the nine months ended September 30, 2025 and an increase in the net interest margin to 2.01% for the nine months ended September 30, 2026, from 1.69% for the nine months ended September 30, 2025. The increases in the interest rate spread and the net interest margin were primarily due to an improvement in yield on total interest-earnings assets of 13 basis points resulting from an increase in loan yield of 10 basis points to 5.13% for the nine months ended September 30, 2026 compared to 5.03% for the nine months ended September 30, 2025. Interest rate spread and net interest margin were also favorably impacted by a 18 basis point reduction in average rate paid on interest-bearing liabilities to 2.40% for the nine months ended September 30, 2026 from 2.58% for the nine months ended September 30, 2025. The average rate paid on certificates of deposit and borrowed funds declined 31 basis points and 21 basis points, respectively for the nine months ended September 30, 2026 compared to same period in 2025.

Provision for Credit Losses. Based on management’s analysis of the adequacy of the ACL on loans and unfunded loan commitments, a total provision of $145,000 comprising of a provision of $154,000 to the ACL on loans and a negative provision of $9,000 to the ACL for unfunded loan commitments was recorded for the nine months ended September 30, 2026, compared to a provision of $82,000 to the ACL on loans and $60,000 to the ACL for unfunded commitments in the same period in 2025.

Noninterest Income. Noninterest income increased $143,000, or 12.9%, to $1.3 million for the nine months ended September 30, 2026 from $1.1 million for the nine months ended September 30, 2025. The increase resulted primarily from a $200,000 increase in gain on sale of mortgage loans, a $19,000 increase in bank owned insurance income and a $10,000 increase in service charges on deposit accounts. These increases were partially offset on a comparative basis related to a $43,000 decrease in mortgage banking income, a $30,000 decrease in the gain recorded on the interest rate swap, and a $17,000 decrease in debit card interchange income. The table below sets forth our noninterest income for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
Service charges on deposit accounts	$61,711	$51,784	$9,927	19.2%
Interchange income	156,490	173,953	(17,463)	(10.0)%
Mortgage banking income	143,475	186,353	(42,878)	(23.0)%
Gain on sale of mortgage loans	404,612	204,175	200,437	98.2%
Increase in cash value of life insurance	208,819	189,806	19,013	10.0%
Gain on interest rate swap	22,361	52,326	(29,965)	(57.3)%
Other	258,241	253,946	4,295	1.7%
Total noninterest income	$1,255,709	$1,112,343	$143,366	12.9%

Noninterest Expense. Noninterest expense increased $8,000, or 0.1%, totaling $5.7 million for the nine months ended September 30, 2026 consistent with the nine months ended September 30, 2025. FDIC insurance premiums increased $128,000 and other expenses increased $115,000 primarily due to increases in professional services fee, commercial lending and general operating expense. Salary and benefit expenses decreased $155,000 due to reduction in number of employees, occupancy expense decreased $28,000 due to savings realized on closing two branches over recent years, data processing and information technology expense decreased $22,000 due to a reduction in network management costs earlier in the year, and a $22,000 decrease in the loss of other real estate owned recorded during the nine months ended September 30, 2025. The table below sets forth our noninterest expense for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,		Change
	2026	2025	Amount	Percent
Salaries and related benefits	$3,100,891	$3,256,220	$(155,329)	(4.8)%
Occupancy expense	434,527	462,060	(27,533)	(6.0)%
Data processing	825,443	847,449	(22,006)	(2.6)%
Advertising	79,688	87,902	(8,214)	(9.3)%
FDIC insurance premiums	352,267	224,149	128,118	57.2%
Loss on sale of other real estate owned	—	22,213	(22,213)	(100.0)
Other	884,691	769,349	115,342	15.0%
Total noninterest expense	$5,677,507	$5,669,342	$8,165	0.1%

Income Tax Expense. We did not record income tax expense or benefit for the nine months ended September 30, 2026 compared to a provision of $2.8 million for the nine months ended September 30, 2025. A $3.2 million valuation allowance was recorded against our deferred tax asset during the nine months ended September 30, 2025.The current year change in the deferred tax valuation allowance of $223,000 was offset by an equal deferred tax benefit.

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

The following table sets forth, as of September 30, 2026, the calculation of the estimated changes in our net interest income that would result from the designated immediate changes in the U.S. Treasury yield curve.

At September 30, 2026
Change in Interest Rates	Net Interest Income Year 1	Year 1 Change from
(basis points) (1)	Forecast	Level
(Dollars in thousands)
300	$6,197	7.89%
200	6,047	5.28%
100	5,897	2.66%
Level	5,744	—%
(100)	5,578	(2.89)%
(200)	5,281	(8.06)%
(300)	4,982	(13.26)%
(1)	Assumes an immediate uniform change in interest rates at all maturities.

The table above indicates that at September 30, 2026, we would have experienced a 5.28% increase in net interest income in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 8.06% decrease in net interest income in the event of an instantaneous parallel 200 basis point decrease in market interest rates.

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

The following table sets forth, as of September 30, 2026, the calculation of the estimated changes in our EVE that would result from the designated immediate changes in the U.S. Treasury yield curve.

At September 30, 2026
		Estimated Increase
Change in Interest Rates	Estimated	(Decrease) in EVE
(basis points) (1)	EVE (2)	Amount	Percent
(Dollars in thousands)
300	$17,781	$(5,111)	(22.33)%
200	19,310	(3,582)	(15.65)%
100	21,076	(1,816)	(7.93)%
Level	22,892	n/a	—%
(100)	23,673	781	3.41%
(200)	25,769	2,877	12.57%
(300)	26,913	4,021	17.56%
(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	EVE is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

The table above indicates that at September 30, 2026, we would have experienced a 15.65% decrease in EVE in the event of an instantaneous parallel 200 basis point increase in market interest rates and a 12.57% increase in EVE in the event of an instantaneous parallel 200 basis point decrease in market interest rates. The change in EVE that we would experience in the event of an instantaneous parallel 200 basis point increase and decrease in market interest rates is outside of the limits set forth in the Bank’s asset/liability management policy. While the Bank has developed policies and procedures that it believes will help reduce its interest rate exposure, any targeted improvement is expected to be realized gradually given the constraints imposed by the Bank’s current balance sheet composition and capital structure as well as regulatory requirements.

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

Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We are also able to borrow from the FHLB. At September 30, 2026, we had outstanding advances of $12.2 million from the FHLB. At September 30, 2026, we had unused borrowing capacity of $740,000 from the FHLB. At September 30, 2026, we also had a $25.0 million available line of credit with the Discount Window at the Federal Reserve Bank of Chicago. In addition, at September 30, 2026 we had a $6.0 million federal funds line of credit with a correspondent bank. We have not drawn against the Discount Window or the federal funds line of credit.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. For additional information, see the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 included as part of the consolidated financial statements appearing elsewhere in this filing.

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

On June 29, 2026, the Company issued 261,682 shares of its common stock pursuant to a private placement for gross proceeds of $2,616,820. The private placement was conducted as a rights offering to eligible holders of the Company’s common stock (the “Rights Offering”). Only holders of the Company’s common stock who qualified as

“accredited investors,” as defined in Regulation D under the Securities Act of 1933, as amended, were eligible to participate. The proceeds from the rights offering are being used to support the regulatory capital ratios of the Bank.

Existing stockholders who did not participate in the Rights Offering experienced dilution as a result of the Rights Offering. The 261,682 shares of common stock issued in the Rights Offering represented approximately 25.8% of the 1,014,220 shares of common stock outstanding immediately following the issuance.

On July 16, 2026, the Company subsequently completed the Rights Offering through its issuance of 88,318 shares of its Series A Junior Non-Voting Participating Preferred Stock (the “Preferred Stock”) pursuant to the Rights Offering for gross proceeds of $883,180.

As a Wisconsin-chartered savings bank, we must maintain a net worth ratio of 6.0% (with “net worth ratio” defined under Wisconsin law as the Bank’s total liabilities subtracted from its total assets, plus unallocated general loan loss reserves, all divided by the Bank’s total assets). At September 30, 2026 and December 31, 2025, we had a net worth ratio of 6.01% and 4.89%, respectively.

At September 30, 2026 and December 31, 2025, our capital levels at the Bank level exceeded the levels required to be technically considered “well capitalized” under federal regulatory capital regulations. At September 30, 2026, we had Tier 1 capital equal to 7.5% of total average assets and total risk-based capital equal to 13.1% of risk-weighted assets. At December 31, 2025, we had Tier 1 capital equal to 6.1% of total average assets and total risk-based capital equal to 11.6% of risk-weighted assets.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At September 30, 2026, we had outstanding commitments to extend credit of $29.7 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Certificates of deposit that are scheduled to mature in one year or less from September 30, 2026 totaled $89.5 million. Management expects that a substantial portion of these time deposits will be retained. However, if a substantial portion of these time deposits is not retained, we may utilize advances from the FHLB or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Our off-balance sheet credit exposures are limited to unfunded loan commitments primarily related to residential real estate loans. The unfunded commitments are evaluated on a quarterly basis. Our losses related to the unfunded commitments as of September 30, 2026 were estimated to be $121,000. We have provisioned for this exposure and recorded a reserve of $121,000 as of September 30, 2026.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of September 30, 2026. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2026, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2026, (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2026, (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026, (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and (vi) Notes to Consolidated Financial Statements for the three and nine months ended September 30, 2026.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, (Commission File No. 333-277828), initially filed on March 11, 2024.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 000-56690), filed on April 24, 2026.
(3)	Incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K (Commission File No. 000-56690), filed on March 20, 2026.
(4)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Commission File No. 333-277828), initially filed on March 11, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EWSB BANCORP, INC.

Date: November 12, 2026	/s/ Charles D. Schmalz
Charles D. Schmalz
President, Chief Executive Officer and Chief Financial Officer